Form 10-Q
period 2022-03-31
Investcorp Europe Acquisition Corp I
filed 2022-05-16
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☒    NO  ☐
As of May 16, 2022, there were
34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INVESTCORP EUROPE ACQUISITION CORP I
INDEX TO FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
Condensed Statements of Operation for the three months ended March 31, 2022 (unaudited) and the period from March 22, 2021 (inception) through March 31, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 (unaudited) and the period from March 22, 2021 (inception) through March 31, 2021 (unaudited)	3
Condensed Statements of Cash Flow as of March 31, 2022 (unaudited) and for the period from March 22, 2021 (inception) through March 31, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
Signatures	27

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	As of
	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Current Assets
Cash	$1,215,609	$2,632,930
Prepaid expenses	612,261	570,838

Total Current Assets	1,827,870	3,203,768
Prepaid expenses	362,692	498,702
Marketable securities held in Trust Account	351,936,324	351,900,888

Total Assets	$354,126,886	$355,603,358

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$406,921	$1,316,814
Accrued offering costs	—	299,686

Total Current Liabilities	406,921	1,616,500
Warrant liabilities	9,586,000	25,839,000
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	22,067,921	39,530,500
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 34,500,000 shares issued and outstanding at redemption value of $10.20 per share	351,900,000	351,900,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Accumulated deficit	(19,841,898)	(35,828,005)

Total Shareholders’ Deficit	(19,841,035)	(35,827,142)

Total Liabilities and Shareholders’ Deficit	$354,126,886	$355,603,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATION
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from March 22, 2021 (inception) through March 31, 2021
Formation and operating costs	$396,772	$4,452

Loss from operations	(396,772)	(4,452)

Other income
Change in fair value of warrant liabilities	16,253,000	—
Interest earned on Investments held in Trust Account	35,436	—

Total other income	16,288,436	—

Net income (loss)	$15,891,664	$(4,452)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	34,500,000	—

Basic and diluted net income per redeemable Class A ordinary share	$0.37	$(0.00)

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	8,625,000	—

Basic and diluted net income (loss) per non- redeemable Class B ordinary share	$0.37	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Ordinary Shares Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	8,625,000	$863	$—	$(35,828,005)	(35,827,142)
Remeasurement of redeemable shares to redemption value	—	—	—	94,443	94,443
Net income	—	—	—	15,891,664	15,891,664

Balance-March 31, 2022 (unaudited)	8,625,000	$863	$—	$(19,841,898)	$(19,841,035)

	Ordinary Shares Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 22, 2021 (inception)	—	$—	$—	$—	—
Net loss	—	—	—	(4,452)	(4,452)
Balance-March 31, 2021 (unaudited)	—	$—	$—	$(4,452)	$(4,452)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from March 22, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net income (loss)	$15,891,664	$(4,452)
Reconciling items from net income (loss) to cas h
Interest earned on Investment held in Trust Account	(35,436)	—
Change in fair value of warrant liabilities	(16,253,000)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	94,587	—
Accounts payable and accrued expenses	(909,892)	4,452
Accrued offering costs	(205,244)	—

Net cash used in operating activities	(1,417,321)	—
Net change in cash	(1,417,321)	—
Cash at beginning of period	2,632,930	—

Cash at end of period	$1,215,609	$—

Supplemental disclosure of cash flow information:
Deferred underwriting fee payable	$12,075,000	—

Accretion of Ordinary Shares to redemption value	$94,443	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization and Business Operation
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem
100
% of the Public Shares if the Company does not complete the initial Business Combination within 15 months from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business
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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
9
) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20 per Public Share.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of March 31, 2022 the Company had $1,215,609 in its operating bank accounts, and working capital of $1,420,949, which excludes taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2022, approximately $36,324 of the amount on deposit in marketable securities held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.
The Company’s liquidity needs up to December 17, 2021 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April
1
, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $1,215,609 and $2,632,930 and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Marketable Securities Held in Trust Account
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash and money market mutual funds in the amount of $351,936,324 and $351,900,888, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $
250,000
. As of March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income Per Ordinary Share
The Company’s statements of operations include a presentation of net income per share for ordinary shares subject to possible redemption and applies the two-class
method in calculating net income per share. Net income per ordinary share, basic and diluted, is calculated by dividing the pro-rata
allocation of net income for each class, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Net income is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of March 31, 2022, the potential ordinary shares for outstanding Public and Private Warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended March 31, 2022
	Redeemable Class A ordinary shares	Non-Redeemable Class B ordinary shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$12,713,331	$3,178,333

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000

Basic and diluted net income per share	$0.37	$0.37

For the period from March 22, 2021 (Inception) through March 31, 2022
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net loss	$—	$(4,452)

Denominator:
Weighted-average shares outstanding	—	—

Basic and diluted net income per share	$—	$—

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
The 33,950,000 warrants issued in connection with the Initial Public Offering and the Private Placement (including the 17,250,000 Public Warrants included in the Units and the 16,700,000 Private Placement Warrants) were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$345,000,000
Less:
Class A ordinary share issuance costs	(13,990,000)
Proceeds allocated to Public Warrants	(20,036,291)
Plus:
Accretion of carrying value to redemption value	40,926,921

Class A ordinary shares subject to possible redemption	$351,900,000

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
There were no unrecognized tax benefits as of March 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
Note 3— Initial Public Offering
On December 17, 2021 the Company sold 34,500,000 Units, which included 4,500,000 units from the underwriters full exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
6
).
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
Promissory Note—Related Party
On April 1, 2021, the Sponsor issued an
unsecured non-interest-bearing
Promissory Note to the Company (the “Promissory Note”), pursuant to which the Company was permitted to borrow an aggregate principal amount of $300,000. The Promissory Note was payable on the earlier of March 31, 2022 or the consummation of the IPO. As of December 17, 2021, the date of the IPO, there was $265,911 outstanding under the Promissory Note. This amount was repaid on December 23, 2021, and there are no borrowings outstanding under the Promissory Note as of March 31, 2022 and December 31, 2021.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The terms of the warrants would be identical to the terms of the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital
Loans.
Note 6—Class A Ordinary Shares Subject to Possible Redemption
Class
 A
Ordinary Shares
—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31
, 2022
and December 31
, 2021
, there were no Class A ordinary shares issued or outstanding (excluding 34,500,000 shares subject to possible redemption).
Note 7—Shareholders’ Deficit
Preference
Shares
—
The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class

B
Ordinary Shares
—The Company is authorized to issue
40,000,000
Class B ordinary shares with a par value of $
0.0001
per share. As of March
31
,
2022
and December
31
,
2021
, there were
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
Note 8—Warrant Liabilities
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
Note 9—Commitments & Contingencies
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

Note 10—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022:

	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$351,936,324	$—	$—
Liabilities
Public Warrants	$4,830,000	$—	$—
Private Placement Warrants	$—	$—	$4,756,000

Total	$356,766,324	$—	$4,756,000
Marketable Securities held in Trust Account
As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market mutual fund. During the three months ended March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of held to maturity securities on March 31, 2022 is as follows:

Fair Value as of March 31, 2022
Money Market Mutual Fund	$351,936,027
Cash held in Trust Account	297

$351,936,324

Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $9,586,000 and $25,839,000, respectively. Under the guidance in ASC
815-40,
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

	Private Warrant Liability	Public Warrant Liability	Total Warrant Liability
Fair Value as of March 22, 2021 (inception)	$—	$—	$—
Initial measurement as of December 17, 2021 (IPO date)	13,749,000	13,990,000	27,739,000
Change in fair value	(974,000)	(926,000)	(1,900,000)

Fair Value as of December 31, 2021	12,775,000	13,064,000	25,839,000
Transfer to Level 1	—	(13,064,000)	(13,064,000)
Change in fair value	(8,019,000)	—	(8,019,000)

Fair Value as of March 31, 2022	$4,756,000	$—	$4,756,000

The following table provides the significant inputs into the Monte Carlo method for the fair value of the Private Warrants, which are classified as Level 3:

Input	March 31, 2022	December 31, 2021
Share price	$9.98	$9.71
Exercise price	$11.50	$11.50
Risk-free rate of interest	2.40%	1.34%
Volatility	4.18%	13.24%
Term (in years)	5.71	5.96
Dividend yield	-%	-%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022.
Note 11—Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.
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

As indicated in the accompanying condensed financial statements, at March 31, 2022, we had cash of $1,215,609. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.
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
For the three months ended March 31, 2022, we had net income of $15,891,664, which consisted of a $16,253,000 gain on the fair value of warrant liabilities and $35,436 in interest income on Marketable Securities held in Trust Account, offset by $396,772 in formation and operating costs.
For the period from March 22, 2021 (inception) through March 31, we had a net loss of $4,452, which consisted entirely of formation and operating costs.
Liquidity and Capital Resources
Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor to cover for certain expenses on our behalf in exchange for the issuance of the 8,625,000 founder shares, and up to $300,000 in loans available from our sponsor or an affiliate of our sponsor.
The net proceeds from the sale of the units in our IPO and the sale of the private placement warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under
the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,215,609 is not held in the trust account.

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
Prior to the completion of our initial business combination, we have available to us approximately $1,215,609 of proceeds held outside the trust account, as well as any funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
We expect our future primary liquidity requirements during the period until the Business Combination to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting requirements; Nasdaq and other regulatory fees; consulting, travel and miscellaneous expenses incurred during the search for initial business combination target; and general working capital that will be used for miscellaneous expenses and reserves.
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
As of March 31, 2022, we did not have
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rules
13a-15(e)
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
Management’s Report on Internal Controls Over Financial Reporting
This quarterly report on Form
10-Q
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our
10-K
filed with the SEC on April 1, 2022. As of the date of this report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April 2021, our sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of us in exchange for the issuance of 8,625,000 Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000, or approximately $0.003 per share. In November 2021, our sponsor transferred 718,750 Founder Shares to Baroness Ruby McGregor-Smith, 479,167 Founder Shares to Peter McKellar, and 30,000 Founder Shares to each of Pam Jackson, Laurence Ponchaut and Adah Almutairi, at approximately $0.12 per share. Such securities were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.
No underwriting discounts or commissions were paid with respect to such sales.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	KBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP EUROPE ACQUISITION CORP I

Date: May 16, 2022	By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer