Form 10-Q
period 2022-09-30
Investcorp Europe Acquisition Corp I
filed 2022-11-14
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).     YES  ☒    NO  ☐
As of November
14
, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INVESTCORP EUROPE ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	1
Condensed Statements of Operation for the three and nine months ended September 30, 2022 (unaudited), the three months ended September 30, 2021 and the period from March 22, 2021 (inception) through September 30, 2021 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 (unaudited), the three months ended September 30, 2021 and the period from March 22, 2021 (inception) through September 30, 2021 (unaudited)	3
Condensed Statements of Cash Flow for the nine months ended September 30, 2022 (unaudited) and for the period from March 22, 2021 (inception) through September 30, 2021 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$578,466	$2,632,930
Prepaid expenses	564,288	570,838

Total Current Assets	1,142,754	3,203,768
Prepaid expenses	90,673	498,702
Marketable securities held in Trust Account	353,999,844	351,900,888

Total Assets	$355,233,271	$355,603,358

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$666,408	$1,316,814
Accrued offering costs	—	299,686

Total Current Liabilities	666,408	1,616,500
Warrant liabilities	2,395,500	25,839,000
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	15,136,908	39,530,500
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 34,500,000 shares issued and outstanding at redemption value	353,999,844	351,900,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, none issued and outstanding
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Accumulated deficit	(13,904,344)	(35,828,005)

Total Shareholders’ Deficit	(13,903,481)	(35,827,142)

Total Liabilities and Shareholders’ Deficit	$355,233,271	$355,603,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED STATEMENTS OF OPERATION
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended	For the period from March 22, 2021 (Inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation and operating costs	$860,671	$—	$1,622,634	$4,452

Loss from operations	(860,671)	—	(1,622,634)	(4,452)
Other income
Change in fair value of warrant liabilities	2,067,000	—	23,443,500	—
Interest earned on Investments held in Trust Account	1,588,336	—	2,098,957	—
Gain on foreign exchange	—	—	9,239	—

Total other income	3,655,336	—	25,551,696	—

Net income (loss)	$2,794,665	$—	$23,929,062	$(4,452)

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	34,500,000	—	34,500,000	—

Basic and diluted net income per redeemable Class A ordinary share	$0.06	$—	$0.55	$—

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares	8,625,000	8,625,000	8,625,000	8,178,109

Basic and diluted net income (loss) per non-redeemable Class B ordinary share	$0.06	$—	$0.55	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’
(DEFICIT) EQUITY
(UNAUDITED)

	Ordinary Shares Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	8,625,000	$863	$—	$(35,828,005)	$(35,827,142)
Remeasurement of redeemable shares to redemption value	—	—	—	94,443	94,443
Net income	—	—	—	15,891,664	15,891,664

Balance – March 31, 2022 (unaudited)	8,625,000	$863	$—	$(19,841,898)	$(19,841,035)
Net income	—	—	—	5,242,733	5,242,733

Balance – June 30, 2022 (unaudited)	8,625,000	863	—	(14,599,165)	(14,598,302)
Remeasurement of redeemable shares to redemption value	—	—	—	(2,099,844)	(2,099,844)
Net income	—	—	—	2,794,665	2,794,665

Balance – September 30, 2022 (unaudited)	8,625,000	$863	—	$(13,904,344)	$(13,903,481)

	Ordinary Shares Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – March 22, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(4,452)	(4,452)

Balance – March 31, 2021 (unaudited)	—	$—	$—	$(4,452)	$(4,452)
Issuance of Class B ordinary shares	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—

Balance – June 30, 2021 (unaudited)	8,625,000	863	24,137	(4,452)	20,548
Net loss	—	—	—	—

Balance – September 30, 2021 (unaudited)	8,625,000	$863	24,137	$(4,452)	$20,548

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the nine months ended September 30, 2022	For the period from March 22, 2021 (inception) through September 30, 2021
Cash Flow from operating Activities:
Net income (loss)	$23,929,062	$(4,452)
Reconciling items from net income (loss) to cash
Interest earned on Investment held in Trust Account	(2,098,956)	—
Change in fair value of warrant liabilities	(23,443,500)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	414,579	—
Accounts payable and accrued expenses	(650,405)	4,452
Accrued offering costs	(205,244)	—

Net cash used in operating activities	(2,054,464)	—
Cash Flow from Financing Activities:
Proceeds from Founder Shares	—	25,000

Net cash provided by financing activities	—	25,000
Net change in cash	(2,054,464)	25,000
Cash at beginning of period	2,632,930	—

Cash at end of period	$578,466	$25,000

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	—	194,761
Deferred offering costs included in promissory note	—	185,784
Deferred underwriting fee payable	$—	—
Accretion of Ordinary Shares to redemption value	$2,099,844	—

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Liquidity and Capital Resources
As of September 30, 2022 the Company had $578,466 in its operating bank accounts, and working capital of $476,346, which excludes taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2022, approximately $2,099,844 of the amount on deposit in marketable securities held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.
The Company’s liquidity needs up to December 17, 2021 were satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $578,466 and $2,632,930 and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.
Marketable Securities Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash and money market mutual funds in the amount of $353,999,844 and $351,900,888, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

Net Income (Loss) Per Ordinary Share
The Company’s statements of operations include a presentation of net income (loss) per share for ordinary shares subject to possible redemption and applies the two-class
method in calculating net income (loss) per share. Net income per ordinary share, basic and diluted, is calculated by dividing the pro-rata
allocation of net income (loss) for each class, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Net income (loss) is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of September 30, 2022, the potential ordinary shares for outstanding Public and Private Warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net income	$2,235,732	$558,933	$—	$—

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	—	8,625,000

Basic and diluted net income per share	$0.06	$0.06	$—	$—

	For the nine months ended September 30, 2022		For the period from March 22, 2021 (inception) through September 30, 2021
	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares
Basic and diluted net loss per share
Numerator:
Allocation of net income (loss)	$19,143,250	$4,785,812	$—	$(4,452)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	—	8,178,109

Basic and diluted net income (loss) per share	$0.55	$0.55	$—	$(0.00)

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
Accordingly, as of September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	September 30, 2022	December 31, 2021
As of beginning of the period	$351,900,000	$—
Gross Proceeds	—	345,000,000
Less:
Class A ordinary share issuance costs	—	(20,036,291)
Proceeds allocated to Public Warrants	—	(13,990,000)
Plus:
Remeasurement of carrying value to redemption value	2,099,844	40,926,291

Class A common stock subject to possible redemption	$353,999,844	$351,900,000

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
There were no unrecognized tax benefits as of September 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
Promissory Note to the Company (the “Promissory Note”), pursuant to which the Company was permitted to borrow an aggregate principal amount of $300,000. The Promissory Note was payable on the earlier of March 31, 2022 or the consummation of the IPO. As of December 17, 2021, the date of the IPO, there was $265,911 outstanding under the Promissory Note. This amount was repaid on December 23, 2021, and there are no borrowings outstanding under the Promissory Note as of September 30, 2022 and December 31, 2021.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The terms of the warrants would be identical to the terms of the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Note 6—Class A Ordinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares
—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding 34,500,000 shares subject to possible redemption).
Note 7—Shareholders’ Deficit
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
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
Legal Fees
The Company has incurred legal fees in relation to its IPO which will be charged to the Company in the event of consummation of its Business Combination. As such, the Company will not record them until such time as the consummation of the Business Combination becomes probable. The deferred legal fees incurred are $890,400 as of September 30, 2022.
Note 10—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022:

	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$353,999,844	$—	$—
Liabilities
Public Warrants	$1,207,500	$—	$—
Private Placement Warrants	$—	$—	$1,188,000

Total	$355,207,344	$—	$1,188,000
Marketable Securities held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market mutual fund. During the three and nine months ended September 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of held to maturity securities on September 30, 2022 is as follows:

Fair Value as of September 30, 2022
Money Market Mutual Fund	$353,999,546
Cash held in Trust Account	298

$353,999,844

Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company’s warrant liabilities were valued at $2,395,500 and $25,839,000, respectively. Under the guidance in ASC
815-40,
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

	Private Warrant Liability	Public Warrant Liability	Total Warrant Liability
Fair Value as of March 22, 2021 (inception)	$—	$—	$—
Initial measurement as of December 17, 2021 (IPO date)	13,749,000	13,990,000	27,739,000
Change in fair value	(974,000)	(926,000)	(1,900,000)

Fair Value as of December 31, 2021	12,775,000	13,064,000	25,839,000
Transfer to Level 1	—	(13,064,000)	(13,064,000)
Change in fair value	(8,019,000)	—	(8,019,000)

Fair Value as of March 31, 2022	4,756,000	—	4,756,000
Change in fair value	(2,536,000)	—	(2,536,000)

Fair Value as of June 30, 2022	$2,220,000	$—	$2,220,000

Change in fair value	(1,032,000)	—	(1,032,000)

Fair Value as of September 30, 2022	$1,188,000	$—	$1,188,000
The following table provides the significant inputs into the Monte Carlo method for the fair value of the Private Warrants, which are classified as Level 3:

Input	September 30, 2022	December 31, 2021
Share price	$10.11	$9.71
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.00%	1.34%
Volatility	4.01%	13.24%
Term (in years)	5.41	5.96
Dividend yield	—%	—%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no transfers between levels for the quarter ended September 30, 2022.
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

As indicated in the accompanying condensed financial statements, at September 30, 2022, we had cash of $578,466. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the three months ended September 30, 2022, we had net income of $2,794,665, which consisted of a $2,067,000 gain on the fair value of warrant liabilities, and $1,588,336 in interest income on Marketable Securities held in Trust Account, offset by $860,671 in formation and operating costs. For the nine months ended September 30, 2022, we had net income of $23,929,062, which consisted of a $23,443,500 gain on the fair value of warrant liabilities, $2,098,957 in interest income on Marketable Securities held in Trust Account and $9,239 in foreign exchange gain, offset by $1,622,634 in formation and operating costs.

For the period from March 22, 2021 (inception) through September 30, 2021, we had a net loss of $4,452, which consisted entirely of formation and operating costs. For the three months ended September 30, 2021, the Company had no activity which generated results from operations.

Liquidity and Capital Resources

Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor to cover for certain expenses on our behalf in exchange for the issuance of the 8,625,000 founder shares, and up to $300,000 in loans available from our sponsor or an affiliate of our sponsor.

The net proceeds from the sale of the units in our IPO and the sale of the private placement warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $578,466 is not held in the trust account.

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

Prior to the completion of our initial business combination, we have available to us approximately $578,466 of proceeds held outside the trust account, as well as any funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022 (the “2021 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in the 2021 10-K, except for the below risk factors. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time and such changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other things, impose additional disclosure requirements for initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP EUROPE ACQUISITION CORP I

Date: November 14, 2022	By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer