Form 10-K
period 2022-12-31
Investcorp Europe Acquisition Corp I
filed 2023-04-24
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    YES  ☐    NO  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
YES  ☐    NO  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the
Exchange
Act).    YES  ☒    NO  ☐

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: West Palm Beach, FL
As of April 24, 2023
, there were 34,500,000 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.
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

•	“initial shareholders” are to holders of our founder shares prior to our IPO (including certain of our directors and officers who have received 1,287,917 founder shares from our sponsor);

•	“Investcorp” are to Investcorp Holdings B.S.C.;

•	“Investcorp Group” are to Investcorp and its consolidated subsidiaries;

•	“IPO” refers to our initial public offering of units, which closed on December 17, 2021;

•	“leadership team” are to our officers and directors;

•	“letter agreement” refer to the letter agreement, the form of which is filed as an exhibit to our IPO registration statement;

•	“management” or our “management team” are to our officers;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO;

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

Upon the closing of our IPO and the private placement, $351.9 million ($10.20 per unit) of the net proceeds of our IPO and certain of the proceeds of the private placement were placed in a trust account (“trust account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d) (4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

On March 7, 2023, the Company entered into a non-interest bearing convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the initial Contributions described below. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Company’s trust account. If the Company does not consummate an initial business combination by December 17, 2023 (the “Combination Period”) the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

On March 14, 2023, the Company convened an Extraordinary General Meeting (the “Extraordinary General Meeting”) virtually, solely with respect to voting on the proposal to extend the date by which the Company must complete its initial business combination from March 17, 2023 to December 17, 2023 (the “Extension Amendment Proposal”) and the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”, and together with the Extension Limitation Proposal, the “Proposals”). In connection with the Proposals, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 15,494,333 out of 34,500,000 public shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $198.2 million. In connection with the approval of the Extension Amendment Proposal, the Sponsor has agreed, by making monthly advancements on the Loan, to contribute (each such contribution, a “Contribution”) into the trust account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and the end of the Combination Period. The funds in the trust account will remain invested in U.S. government treasury obligations with a maturity of 185 days of less or in money market funds investing solely in U.S. government treasury obligations.

Through the date of the issuance of these financials, the Company has made 2 Contribution payments, each in the amount of $350,000, under the Loan as described above.

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

•

Leading global private equity investor, with high credibility and multi-sector focus: Our sponsor is an affiliate of Investcorp Group, a global provider and manager of alternative investments, with approximately $50.4 billion of assets under management as of December 31, 2022, including approximately $7.1 billion of assets under management in private equity investments, providing potential synergies for and immediate credibility with potential targets. Since its founding in 1982, the Investcorp Group has executed 252 private equity investments, with a disciplined approach to growth designed to promote resilient performance during macroeconomic disruptions. Investcorp Group made $3.2 billion of aggregate investment in 2022 across private equity, real estate and credit;

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

•

Proven track-record of investing in Europe evidenced by industry leading returns: In the past 40 years, Investcorp Group has deployed over $9 billion in 84 investments in 15 countries in the Target Area, with 24 current portfolio companies in the region. In addition, members of our board of directors and management team are strategically located in Europe. The combination of investment experience in the region and on-the-ground presence will enhance our endeavors to source relevant potential target businesses across the Target Area, as well as optimize opportunities to expand a potential target’s pan-European presence. The depth of its experience and network in the region is underpinned by 31 private equity professionals in the region;

•

Strong sourcing capabilities through deep global network and relationships: Investcorp Group and our leadership team have an extensive investment track record in Europe supported by a large global network developed via Investcorp Group’s 252 executed private equity deals. In addition to Investcorp Group and our leadership team’s private equity sourcing network, we anticipate that target business candidates may also be brought to its attention from various unaffiliated sources, including executives of investment banking, strategic consultancy and other professional services firms, which we believe assists it in sourcing potential initial business combination targets; and

•

Demonstrable commitment to embracing Diversity and ESG values: Investcorp Group has developed a systemic and integral approach to ESG. Investcorp Group’s commitment to ESG is visible across all activities, from the initial due diligence of the businesses to the management of its portfolio companies. The implementation of ESG practices in the last few years has resulted in significant value creation. As for diversity, Investcorp Group is proud of its achievements in this area so far. Investcorp Group continues working to enhance the geographic and gender diversity of its workforce.

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

Our Business Combination Process

We have the Combination Period or during any extended time that we have to consummate a Business Combination as a result of a shareholder vote to amend our amended and restated memorandum and articles of association (an “Extension Period”) to consummate an initial business combination. In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information which will be made available to us. We also utilize our operational and capital allocation experience. Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC. Our search for a business combination, ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected by factors beyond our control. For example, see “Item 1a. Risk Factors—The COVID-19 pandemic and the impact on business and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately complete a business combination.”

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

Financial Position

With funds available for a business combination in the amount of approximately $181,782,803 (taking into account the 15,494,333 of redemptions in the amount of $161,606,370 pursuant to the Extraordinary General Meeting held on March 14, 2023 and no further redemptions) after payment of $12,075,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Combination Period or any Extension Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the Combination Period or any Extension Period to complete our initial business combination. If we do not complete our initial business combination within the Combination Period or any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period or any Extension Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the Combination Period or any Extension Period. However, if our sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Combination Period or any Extension Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or any Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the Combination Period or any Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or any Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Our initial shareholders, who collectively beneficially own 20% of the sum of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•

If we do not complete our initial business combination within the Combination Period or any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law;

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

•

If our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or any Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein; and

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

•

The requirement that we complete our initial business combination within the Combination Period or any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

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

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. If accepting all properly submitted redemption requests would cause our net tangible assets to be less than such amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The requirement that we complete our initial business combination within the Combination Period or any Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Combination Period or any Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination within the Combination Period or any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within the Combination Period or any Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or any Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination within the Combination Period or any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our IPO, the sale of the private placement warrants and the proceeds from the Loan not being held in the trust account are insufficient to allow us to operate until the Combination Period or any Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on additional loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate forthe Combination Period, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the net proceeds of our IPO and the sale of the private placement warrants, only $2.9 million was available to us initially outside the trust account to fund our working capital requirements. Only a portion of the Loan will be used for working capital purposes, and we will need to seek additional financing for the remaining Contributions. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow additional funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination.. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or any Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period or any Extension Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If we do not consummate our initial business combination within the Combination Period or any Extension Period, our public shareholders may be forced to wait beyond such to Combination Period or any Extension Period, as applicable, before redemption from our trust account.

If we do not consummate our initial business combination within the Combination Period or any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Combination Period (or any Extended Period, as applicable) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination.

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

On April 1, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in exchange for 8,625,000 founder shares. On October 25, 2021, our sponsor effected a surrender of 1,437,500 founder shares to the company for no consideration, resulting in a decrease in the number of founder shares outstanding from 8,625,000 to 7,187,500, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our IPO. On November 3, 2021, our sponsor transferred 718,750 founder shares to Baroness Ruby McGregor-Smith, 479,167 founder shares to Peter McKellar, and 30,000 founder shares to each of Pam Jackson, Laurence Ponchaut and Adah Almutairi, at approximately $0.12 per share. Prior to the initial investment in the company of $25,000 by the initial shareholders, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 34,500,000 units, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO, causing 937,500 of the founder shares to be surrendered for no consideration. On December 14, 2021, in connection with the increase in the size of our IPO, we effected a capitalization increasing the number of founder shares held by each initial shareholder by 20%, thereby increasing the aggregate number of issued and outstanding founder shares to 8,625,000. The founder shares will be worthless if we do not complete an initial business combination. Our sponsor and members of our board of directors acquired founder shares for approximately $0.003 and $0.12 per share, respectively, and we sold units at a price of $10.00 per unit in our IPO; as a result, our sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In addition, our sponsor purchased an aggregate of 16,700,000 private placement warrants for an aggregate purchase price of $16,700,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date by which we must consummate a business combination nears, which is now December 17, 2023.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under the Companies Act, which requires the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company (and will need to comply with any other relevant requirements of our memorandum and articles of association), and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements). In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the Combination Period or any Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or any Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Holders

Although there are a larger number of beneficial owners, at April 24, 2023, there was 1 holder of record of our Units, 1 holder of record of our separately traded Class A ordinary shares and 2 holders of record of our separately traded warrants.

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

As indicated in the accompanying financial statements, at December 31, 2022, we had cash of $479,009. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our IPO and activities associated with the search for a business combination target following our IPO. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents.

For the year ended December 31, 2022, we had net income of $26,966,513 which was comprised of $2,405,232 in formation and operating expense, offset by a $24,286,750 gain from change in warrant liability, $9,239 gain on foreign exchange, and $5,075,756 in interest earned on investment held in Trust Account.

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

The net proceeds from the sale of the units in our IPO and the sale of the private placement warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $479,009 is not held in the trust account.

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

Prior to the completion of our initial business combination, we have available to us approximately $479,009 of proceeds held outside the trust account, as well as any funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

If we need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination other than funds available from loans from our sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On March 7, 2023, we entered into a non-interest bearing convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of our Sponsor’s affiliates to provide us with additional working capital and to fund the initial Contributions described below. The portion of the Loan used to provide us with additional working capital will not be deposited into our trust account. If we do not consummate an initial business combination by December 17, 2023 the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

On March 14, 2023 we convened an Extraordinary General Meeting at which our Sponsor agreed, by making monthly advancements on the Loan, to contribute (each such contribution, a “Contribution”) into the trust account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and the end of the Combination Period.

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

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that our plan to consummate a business combination will be successful or successful within the business combination period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are not able to consummate a business combination before the end of the business combination period, we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a business combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. While management intends to complete a business combination, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities.

Controls and Procedures

We are required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Underwriting Agreement

The underwriters will be entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Legal Fees

The Company has an agreement in place whereby if its legal counsel assists in the Business Combination efforts and the Business Combination is successful, it could receive up to $893,755 (the “Success Fee”). The Success Fee will only become due and payable in the event of a successful Business Combination. In accordance with ASC 805, Business Combinations, this fee will not be recorded until such time as a Business Combination is consummated.

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

As of December 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Hazem Ben-Gacem	52	Chairman
Peter McKellar	57	Vice-Chairman
Pam Jackson	64	Director
Laurence Ponchaut	52	Director
Adah Almutairi	46	Director
Baroness Ruby McGregor-Smith	60	Chief Executive Officer
Alptekin Diler	45	Chief Investment Officer
Craig Sinfield-Hain	50	Chief Financial Officer

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

Baroness Ruby McGregor-Smith. Baroness Ruby McGregor-Smith has been our Chief Executive Officer since October 27, 2021. Her current Chair appointments are Mind Gym plc, the Institute of Apprenticeships and Technical Education and the Air Operators Association. She is a non-executive director for the Tideway Tunnel., SNC-Lavalin Inc and Everyman Media Group plc. Ruby was formerly the Chief Executive of the Mitie Group plc from 2007 through 2016, Business Ambassador for the UK Government from 2012 through 2019 and Senior Independent Director and Non-Executive Director at Page Group plc from 2007 through 2017.

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

Craig Sinfield-Hain. Craig Sinfield-Hain has been our Chief Financial Officer since October 27, 2021. Craig has been with Investcorp for 20 years. During his career at Investcorp he has held various roles within the Finance department including Group Financial Controller from 2009 through 2012. Craig is currently the Head of Business Analysis and Planning and also Head of Investment Structuring and Business Support in Europe. Craig joined Investcorp after completing an MBA with distinction at INSEAD in France in 2002. Prior to Investcorp he worked as an actuarial consultant for Watson Wyatt (now Willis Towers Watson) for nine years. Craig is a Fellow of the Society of Actuaries and holds a bachelor of sciences degree in Actuarial Science from the University of Illinois, from which he graduated summa cum laude with highest departmental distinction. Craig is also involved in multiple board directorships of Investcorp group companies and of holding companies for Investcorp’s investments in private equity and real estate.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 24, 2023, and assuming:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of April 24, 2023.

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

Our sponsor has purchased an aggregate of 16,700,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $16,700,000 in the aggregate. The private placement warrants are identical to the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from the IPO to be held in the trust account such that at the time of closing of our IPO, $351,900,000 was held in the trust account. If we do not complete our initial business combination within the Combination Period or any Extension Period, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of the warrants would be identical to the terms of the private placement warrants. As of December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled $92,700. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the year ended December 31, 2022.

Tax Fees. We did not pay Marcum for tax fees for the year ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022.

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

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4 herein).

4.4	Warrant Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022).

10.1	Amended and Restated Promissory Note, dated November 3, 2021, by and between Investcorp Europe Acquisition Corp I as the maker and Europe Acquisition Holding Limited as the payee (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

10.2	Letter Agreement, dated December 14, 2021, among the Company, its officers and directors and Europe Acquisition Holding Limited (incorporated by reference to the Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.3	Investment Management Trust Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.4	Registration Rights Agreement, dated December 14, 2021, among the Company and certain security holders named therein (incorporated by reference to the Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated December 14, 2021, between the Company and Europe Acquisition Holding Limited (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.6	Form of Indemnity Agreement, dated December 14, 2021, between the Company and its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.7	Securities Subscription Agreement, dated April 1, 2021, between the Company and Europe Acquisition Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

10.8	Surrender Share Letter dated October 25, 2021, between the Company and Europe Acquisition Holdings Limited (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	Form 10–K Summary.

Not applicable.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on this 24th day of April, 2023.

INVESTCORP EUROPE ACQUISITION CORP I

By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Baroness Ruby McGregor-Smith Baroness Ruby McGregor-Smith	Chief Executive Officer	April 24, 2023

/s/ Craig Sinfield-Hain Craig Sinfield-Hain	Chief Financial Officer	April 24, 2023

/s/ Hazem Ben-Gacem Hazem Ben-Gacem	Chairman	April 24, 2023

/s/ Peter McKellar Peter McKellar	Vice-Chairman	April 24, 2023

/s/ Pamela Jackson Pamela Jackson	Director	April 24, 2023

/s/ Laurence Ponchaut Laurence Ponchaut	Director	April 24, 2023

/s/ Adah Almutairi Adah Almutairi	Director	April 24, 2023

INVESTCORP EUROPE ACQUISITION CORP I
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operation for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021	F-5 to F-6
Statements of Cash Flow for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021	F-7
Notes to Financial Statements as of December 31, 2022	F-8 to F-21

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Investcorp Europe Acquisition Corp I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Investcorp Europe
Acquisition
Corp I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
West Palm Beach, FL
April 24, 2023

INVESTCORP EUROPE ACQUISITION CORP I
BALANCE SHEETS

	As of	As of
	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$479,009	$2,632,930
Prepaid expenses	589,702	570,838

Total Current Assets	1,068,711	3,203,768
Prepaid expenses	—	498,702
Marketable securities held in Trust Account	356,976,644	351,900,888

Total Assets	$358,045,355	$355,603,358

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,284,291	$1,316,814
Accrued offering costs	—	299,686

Total Current Liabilities	1,284,291	1,616,500
Warrant liabilities	1,552,250	25,839,000
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	$14,911,541	$39,530,500

Commitments and Contingencies (Note 9)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.35 and $10.20 per share redemption value at December 31, 2022 and December 31, 2021, respectively	356,976,644	351,900,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, none issued and outstanding at December 31, 2022 and December 31, 2021 (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 8,625,000 issued and outstanding shares at December 31, 2022 and December 31, 2021	863	863
Accumulated deficit	(13,843,693)	(35,828,005)

Total Shareholders’ Deficit	(13,842,830)	(35,827,142)

Total Liabilities and Shareholders’ Deficit	$358,045,355	$355,603,358

The accompanying notes are an integral part of these financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Year ended	For the period from March 22, 2021 (inception) through
	December 31, 2022	December 31, 2021
Formation and operating costs	2,405,232	135,804

Loss from Operations	(2,405,232)	(135,804)
Other income (expense)
Offering expense charged to warrant liabilities	—	(854,057)
Change in fair value of warrant liabilities	24,286,750	1,900,000
Interest earned on Investments held in Trust Account	5,075,756	888
Gain on Foreign Exchange	9,239	—

Total other income	29,371,745	1,046,831

Net Income	$26,966,513	$911,027

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	34,500,000	1,815,789

Basic and diluted net income per redeemable Class A ordinary share	$0.63	$0.09

Basic and diluted weighted average non-redeemable Class B ordinary shares outstanding	8,625,000	8,322,368

Basic and diluted net income per non-redeemable Class B ordinary share	$0.63	$0.09

The accompanying notes are an integral part of these financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional paid-in capital	Accumulated deficit	Total Shareholder’s Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	—	8,625,000	863	—	(35,828,005)	(35,827,142)
True up for over-accrual of offering costs						94,443	94,443
Remeasurement of redeemable shares to redemption value	—	—	—	—	—	(5,076,644)	(5,076,644)
Net income	—	—	—	—	—	26,966,513	26,966,513

Balance - December 31, 2022	—	—	8,625,000	863	—	(13,843,693)	(13,842,830)

The accompanying notes are an integral part of these financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B
	Ordinary Shares		Additional		Total
	No. of	Amount	Paid-in	Accumulated	Shareholders’
	Shares		Capital	Deficit	Deficit
Balance as of March 22, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	8,625,000	863	24,137	—	25,000
Proceeds received in excess of fair value of $13,749,000 for Private Placement Warrants, net of offering costs	—	—	3,805,057	—	3,805,057
Accretion of Class A ordinary shares to redemption value	—	—	(3,829,194)	(36,739,032)	(40,568,226)
Net income	—	—	—	911,027	911,027

Balance as of December 31, 2021	8,625,000	$863	$—	$(35,828,005)	$(35,827,142)

The accompanying notes are an integral part of these financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For the Year ended	For the period from March 22 (inception) through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	26,966,513	911,027
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Offering costs allocated to warrant liabilities	—	854,057
Interest earned on Investment held in Trust Account	(5,075,756)	(888)
Change in fair value of warrant liabilities	(24,286,750)	(1,900,000)
Changes in operating assets and liabilities:
Prepaid expenses	479,838	(1,069,540)
Accounts payable and accrued expenses	(32,522)	1,316,814
Accrued offering expenses	(205,244)	—

Net cash (used in) provided by operating activities	(2,153,921)	111,470
Cash Flows from Investing Activities:
Investments of cash in Trust Account	—	(351,900,000)

Net cash used by investing activities	—	(351,900,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from promissory note	—	265,911
Proceeds from sale of Private Placement Warrants	—	16,700,000
Repayment of promissory note	—	(265,911)
Payment of offering costs	—	(403,540)

Net cash provided by financing activities	—	354,421,460

Net change in cash	(2,153,921)	2,632,930
Cash at beginning of period	2,632,930	—

Cash at end of period	$479,009	$2,632,930

Supplemental disclosure of cash flow information:
Deferred underwriting fee payable	$—	$12,075,000

Remeasurement of ordinary shares to redemption value	$5,076,644	$40,926,291

Deferred offering costs included in accrued offering costs	$—	$299,687

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through December 31, 2022 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds expected to be derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the time frame to consummate the business combination period (the “Business Combination Period”) as defined in its amended and restated memorandum and articles of association or during any extended time that the Company has to consummate a Business Combination as a result of a shareholder vote to amend its amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business
Combination activity; and (iii) absent an initial Business Combination within the business combination period or Extension Period from the closing of the initial public offering, the return of the funds held in the Trust Account to the Company’s public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.
The Company’s amended and restated memorandum and articles of association defined the Business Combination Period as within 15 months from the closing of the initial public offering, or up to 21 months, if the Company extended the time to complete a Business Combination. On March 14, 2023, the Company convened an Extraordinary General Meeting (the “Extraordinary General Meeting”) virtually, to vote on a proposal to extend the Business Combination Period from 15 months ending on March 17, 2023 to December 17, 2023 (the “Extension Amendment Proposal”). This proposal was passed which gives the Company 24 months to consummate its Business Combination under the Extension Period (see Note 11).
Additionally, at the Extraordinary General Meeting holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 15,494,333 out of 34,500,000 public shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $198.2 million (see Note 1
1
).

If the Company were deemed to be subject to the Investment Company Act, compliance with these additional regulatory obligations would require additional expenses for which the Company has not allotted funds and may hinder the ability to complete a Business Combination. If the Company has not consummated the initial Business Combination within the required time period, the public shareholders may receive only approximately $10.20 per Public Share, or less in certain circumstances, on the liquidation of the Trust Account and the warrants will expire worthless.
The Company will proceed with a Business Combination if the Company seeks stockholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
The Company’s amended and restated memorandum and articles of incorporation stated that a Business Combination would proceed only if the Company had net tangible assets of at least $5,000,001 prior to or upon such Business Combination. At the Extraordinary General Meeting, in addition to the Extension Amendment Proposal, a proposal was made and passed to remove the net tangible asset requirement (see Note 1
1
).
Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Business Combination Period or the Extension Period and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Business Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Business Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
9
) held in the Trust Account in the event the Company does not complete a Business Combination within the Business Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20 per Public Share
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources
As of December 31, 2022, the Company had $479,009 in its operating bank accounts, and working capital deficit of $215,580. As of December 31, 2022, $5,076,644 of the amount on deposit in marketable securities held in the Trust Account represented interest income, which is available to pay the Company’s tax obligations, if any.
The Company’s liquidity needs up to December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the initial Contributions described below. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Company’s trust account. If the Company does not consummate an initial business combination by December 17, 2023 (the “Combination Period”) the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants (see Note 1
1
).
On March 14, 2023 at the Extraordinary General Meeting, in connection with the approval of the Extension Amendment Proposal, the Sponsor has agreed, by making monthly advancements on the Loan, to contribute (each such contribution, a “Contribution”) into the trust account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17 th
day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and the end of the Combination Period (see Note 1
1
).
These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful within the Business Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
If the Company is not able to consummate a Business Combination before the end of the Business Combination Period, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $479,009 and $2,632,930 as of December 31, 2022 and December 31, 2021. The Company had no cash equivalents as of December 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash and money market mutual funds in the amount of $356,976,644 and $351,900,888, respectively.
On March 14, 2023 at the Extraordinary General Meeting holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 15,494,333 out of 34,500,000 public shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $198.2 million (see Note 1
1
).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

Subsequent to the IPO, upon invoice receipt, other offering costs were adjusted downwards by $94,443 to true up estimates to the actual expenses incurred.
Net Income Per Ordinary Share
The Company’s statements of operations include a presentation of net income per share for ordinary shares subject to possible redemption and applies the two-class
method in calculating net income per share. Net income per ordinary share, basic and diluted, is calculated by dividing the pro-
rata allocation of net income for each class, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Net income is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of December 31, 2022, the potential ordinary shares for outstanding Public and Private Warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the period ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the year ended December 31, 2022 and the period from March 22, 2021 (inception) through
December 31, 2021:

	For the Year ended		For the period from March 22, 2021 (inception) through
	December 31, 2022		December 31, 2021
	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income	$21,573,210	$5,393,303	$163,169	$747,858

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	1,815,789	8,322,368

Basic and diluted net income per share	$0.63	$0.63	$0.09	$0.09

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
Accordingly, as of December 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital
and accumulated deficit.
As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	December 31, 2022	December 31, 2021
As of beginning of the period	$351,900,000	$—
Gross Proceeds	—	345,000,000
Less:
Class A ordinary share issuance costs	—	(20,036,291)
Proceeds allocated to Public Warrants	—	(13,990,000)
Plus:
Remeasurement of carrying value to redemption value	5,076,644	40,926,291

Class A ordinary shares subject to possible redemption	$356,976,644	$351,900,000

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

There were no unrecognized tax benefits as of December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
On March 14, 2023 at the Extraordinary General Meeting holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 15,494,333 out of 34,500,000 public shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $198.2 million (see Note 1
1
).
Transaction costs of the IPO amounted to $20,078,227 consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,103,227 of other offering costs. Of the transaction costs, $19,224,170 was included in Additional
Paid-in
Capital and $854,057 was included in accumulated deficit.
Note 4—Private Placement Warrants
Simultaneously with consummation of the IPO, the Sponsor purchased an aggregate of 16,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($16,700,000 in the aggregate). Each whole Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Business Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
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
Promissory Note—Related Party
On April 1, 2021, the Sponsor issued an unsecured
non-interest
bearing Promissory Note to the Company (the “Promissory Note”), pursuant to which the Company was permitted to borrow an aggregate principal amount of $300,000. The Promissory Note was payable on the earlier of March 31, 2022 or the consummation of the IPO. As of December 17, 2021, the date of the IPO, there was $265,911 outstanding under the Promissory Note. This amount was repaid on December 23, 2021, and there are no borrowing outstanding under the Promissory Note as of December 31, 2022 and December 31, 2021.
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The terms of the warrants would be identical to the terms of the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the initial Contributions described below. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Company’s trust account. If the Company does not consummate an initial business combination by December 17, 2023 (the “Combination Period”) the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants (see Note 1
1
).
Note 6—Class A Ordinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares—
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding 34,500,000 shares subject to possible redemption).
On March 14, 2023 at the Extraordinary General Meeting holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 15,494,333 out of 34,500,000 public shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $198.2 million (see Note 1
1
).
Note 7—Shareholders’ Deficit
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding 34,500,000 shares subject to possible redemption).
Class
 B Ordinary Shares
—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.

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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement for the registration, under the Securities Act, of Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b
)(
1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
Legal Fees
The Company has an agreement in place whereby if its legal counsel assists in the Business Combination efforts and the Business Combination is successful, it could receive up to
 $893,755
(the “Success Fee”). The Success Fee will only become due and payable in the event of a successful Business Combination. In accordance with ASC 805, Business Combinations, this fee will not be recorded until such time as a Business Combination is consummated.
Note 10—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and December 31, 2021:

As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$356,976,644	$—	$—
Liabilities
Public Warrants	$776,250	$—	$—
Private Placement Warrants	$—	$—	$776,000
Total	$357,752,894	$—	$776,000

As of December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$351,900,888	$—	$—
Liabilities
Public Warrants	$—	$—	$13,064,000
Private Placement Warrants	$—	$—	$12,775,000
Total	$351,900,888	$—	$25,839,000
Marketable Securities held in Trust Account
As of December 31, 2022, the assets held in the Trust Account were held in a money market mutual fund. During the period from March 22, 2021 (inception) through December 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of held to maturity securities on December 31, 2022 and 2021 is as follows:

	Fair Value as of December 31, 2022	Fair Value as of December 31, 2021
Money Market Mutual Fund	356,976,644	351,900,591
Cash held in Trust Account	—	297

	$356,976,644	$351,900,888

Warrant Liabilities
As of December 31, 2022, the Company’s warrant liabilities were valued at $1,552,250. Under the guidance in ASC
815-40,
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

	Private Warrant Liability	Public Warrant Liability	Total Warrant Liability

Fair Value as of March 22, 2021 (inception)	$—	$—	$—
Initial measurement as of December 17, 2021 (IPO date)	13,749,000	13,990,000	27,739,000
Change in fair value	(974,000)	(926,000)	(1,900,000)

Fair Value as of December 31, 2021	12,775,000	13,064,000	25,839,000
Transfer to Level 1	—	(13,064,000)	(13,064,000)
Change in fair value	(11,999,000)	—	(11,999,000)

Fair Value as of December 31, 2022	$776,000	$—	$776,000
The following table provides the significant inputs into the Monte Carlo method for the fair value of the Public and Private Warrants:

Input	12/31/2022	12/31/2021
Share price	$10.30	$9.71
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.99%	1.34%
Volatility	10.70%	13.24%
Term (in years)	5.29	5.96
Dividend yield	—%	—%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no other transfers in or out of Level 3 from other levels in the
fair value hierarchy for the year ended December 31, 2022.
Note
11
—Subsequent Events

On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the initial Contributions described below. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Company’s trust account. If the Company does not consummate an initial business combination by December 17, 2023 (the “Combination Period”) the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.
On March 14, 2023, the Company convened an Extraordinary General Meeting (the “Extraordinary General Meeting”) virtually, solely with respect to voting on the proposal to extend the date by which the Company must complete its initial Business Combination from March 17, 2023 to December 17, 2023 (the “Extension Amendment Proposal”) and the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $
5,000,001
(the “Redemption Limitation Amendment Proposal”, and together with the Extension Limitation Proposal, the “Proposals”). In connection with the Proposals, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account.
15,494,333
out of
34,500,000
public shares were redeemed at a redemption price of approximately $
10.43
per share, leaving
19,005,667
public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $
198.2
 million. In connection with the approval of the Extension Amendment Proposal, the Sponsor has agreed, by making monthly advancements on the Loan, to contribute (each such contribution, a “Contribution”) into the trust account the lesser of (x) an aggregate of $
350,000
or (y) $
0.03
per share for each public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and the end of the Combination Period. The funds in the trust account will remain invested in U.S. government treasury obligations with a maturity of days of less or in money market funds investing solely in U.S. government treasury obligations.
Through the date of the issuance of these financials, the Company has made 2 Contribution payments, each in the amount of $350,000, under the Loan as described above.