Form 10-Q
period 2023-03-31
Investcorp Europe Acquisition Corp I
filed 2023-05-22
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).     YES  ☒    NO  ☐
As of May
22
, there were 19,005,667 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INVESTCORP EUROPE ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1
Condensed Statements of Operation for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	3
Condensed Statements of Cash Flow for the three months ended March 31, 2023 (unaudited) and the three months ended March 31, 2022 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	32
Signatures	33

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	As of March 31, 2023 (Unaudited)	As of December 31, 2022
Assets
Current Assets
Cash	$162,724	$479,009
Prepaid expenses	430,942	589,702

Total Current Assets	593,666	1,068,711
Marketable securities held in Trust Account	199,329,092	356,976,644

Total Assets	$199,922,758	$358,045,355

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$4,519,560	$1,284,291
Note payable to Sponsor	350,000	—

Total Current Liabilities	4,869,560	1,284,291
Warrant liabilities	3,567,065	1,552,250
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	$20,511,625	$14,911,541

Commitments and Contingencies (Note 9)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 19,005,667 shares at $10.49 and 34,500,000 shares at $10.35 per share redemption value at March 31, 2023 and December 31, 2022, respectively	199,329,092	356,976,644
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022 (excluding 19,005,667 and 34,500,000 shares subject to possible redemption, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 8,625,000 issued and outstanding shares at March 31, 2023 and December 31, 2022	863	863
Accumulated deficit	(19,918,822)	(13,843,693)

Total Shareholders’ Deficit	(19,917,959)	(13,842,830)

Total Liabilities and Shareholders’ Deficit	$199,922,758	$358,045,355

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2023	March 31, 2022
Formation and operating costs	$3,710,314	$396,772

Loss from Operations	(3,710,314)	(396,772)
Other income (expense)
Change in fair value of warrant liabilities	(2,014,815)	16,253,000
Interest earned on Marketable securities held in Trust Account	3,608,818	35,436

Total other income	1,594,003	16,288,436

Net Income (Loss)	$(2,116,311)	$15,891,664

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	30,712,496	34,500,000

Basic and diluted net income (loss) per redeemable Class A ordinary share	$(0.05)	$0.37

Basic and diluted weighted average non-redeemable Class B ordinary shares outstanding	8,625,000	8,625,000

Basic and diluted net income (loss) per non-redeemable Class B ordinary share	$(0.05)	$0.37

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(13,843,693)	$(13,842,830)
Extension Contribution						(350,000)	(350,000)
Remeasurement of redeemable shares to redemption value	—	—	—	—	—	(3,608,818)	(3,608,818)
Net loss	—	—	—	—	—	(2,116,311)	(2,116,311)

Balance - March 31, 2023 (unaudited)	—	$—	8,625,000	$863	$—	$(19,918,822)	$(19,917,959)

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(35,828,005)	$(35,827,142)
True up for over-accrual of offering costs	—	—	—	—	—	94,443	94,443
Net income	—	—	—	—	—	15,891,664	15,891,664

Balance - March 31, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(19,841,898)	$(19,841,035)

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(2,116,311)	$15,891,664
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Investment held in Trust Account	(3,608,818)	(35,436)
Change in fair value of warrant liabilities	2,014,815	(16,253,000)
Changes in operating assets and liabilities:
Prepaid expenses	158,760	94,587
Accounts payable and accrued expenses	3,235,269	(909,892)
Accrued offering expenses	—	(205,244)

Net cash used in operating activities	(316,285)	(1,417,321)
Cash Flows from Investing Activities:
Extension Contribution	(350,000)	—
Net cash used in investing activities	(350,000)	—

Cash Flows from Financing Activities:
Proceeds from affiliate promissory note	350,000	—

Net cash provided by financing activities	350,000	—

Net change in cash	(316,285)	(1,417,321)
Cash at beginning of period	479,009	2,632,930

Cash at end of period	$162,724	$1,215,609

Supplemental disclosure of cash flow information:
Deferred underwriting fee payable	$—	$12,075,000

Remeasurement of ordinary shares to redemption value	$3,608,818	$—

The accompanying notes are an integral part of these condensed financial statements.

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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through March 31, 2023 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds expected to be derived from the IPO. The Company has selected December 31 as its fiscal year end.
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

On March 14, 2023, the Company convened an Extraordinary General Meeting (the “Extraordinary General Meeting”) virtually, to vote on a proposal to extend the Business Combination Period from 15 months ending on March 17, 2023 to December 17, 2023 (the “Extension Amendment Proposal”). This proposal was passed which gives the Company 24 months to consummate its Business Combination under the Extension Period.
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
The Company will proceed with a Business Combination if the Company seeks shareholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
The Company’s amended and restated memorandum and articles of incorporation stated that a Business Combination would proceed only if the Company had net tangible assets of at least $5,000,001 prior to or upon such Business Combination. At the Extraordinary General Meeting, in addition to the Extension Amendment Proposal, a proposal was made and passed to remove the net tangible asset requirement.
Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Business Combination Period or the Extension Period and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
Extraordinary Meeting
On March 14, 2023, the Company held an extraordinary general meeting of shareholders (the “Extraordinary Meeting”) at which it submitted multiple proposals to vote as described below.
As approved by its shareholders at the Extraordinary Meeting of shareholders, Investcorp Europe Acquisition Corp I entered into an amendment (the “Extension Amendment”) allowing the Company to extend the date by which the Company must complete its initial business combination from March 17, 2023 to December 17, 2023.
As approved by its shareholders at the Extraordinary Meeting, the Company filed an amendment (the “Extension Amendment”). The Extension Amendment (i) extends the date by which the Company must consummate its initial business combination from March 17, 2023 to December 17, 2023 and (ii) remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $
5,000,001 (the “Redemption Limitation Amendment Proposal”). A total of 34,372,929 of the Company’s Class A ordinary shares and Class B ordinary shares (the “Ordinary Shares”), or 79.1% of the Company’s outstanding shares as of February 22,
2023, the record date for the Extraordinary General Meeting, were represented virtually or by proxy at the Extraordinary General Meeting.
In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Proposal, the holders of 15,494,333 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.43 per share, for an aggregate redemption amount of approximately $161,606,370.
Liquidity, Capital Resources and Going Concern
As of March 31, 2023, the Company had $162,724 in its operating bank accounts, and working capital deficit of $4,275,894. As of March 31, 2023, $5,121,289 of the amount on deposit in marketable securities held in the Trust Account represented interest income and $350,000 represented an Extension Contribution, all of which are available to pay the Company’s tax obligations, if any.
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

On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the initial Contributions described below. The Loan represents a Working Capital Loan (see Note 5). The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Company’s trust account. If the Company does not consummate an initial business combination by December 17, 2023 (the “Combination Period”) the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $
1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.
As of March 31, 2023 there was $350,000 outstanding under the Loan. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any other Working Capital Loans.
Under Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful within the Business Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
for the year ended December 31, 2022, as filed with the SEC on April 24, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on April 24, 2022.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $162,724 and $479,009 as of March 31, 2023 and December 31, 2022. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from marketable securities held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash and money market mutual funds in the amount of $
199,329,092 and $356,976,644,
respectively.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000.
As of March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income (Loss) Per Ordinary Share
The Company’s statements of operations include a presentation of net income (loss) per share for ordinary shares subject to possible redemption and applies the two-class
method in calculating net income (loss) per share. Net income (loss) per ordinary share, basic and diluted, is calculated by dividing the pro-
rata allocation of net income (loss) for each class, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Net income (loss) is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of March 31, 2023, the potential ordinary shares for outstanding Public and Private Warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the period ended March 31, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts) for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended
	March 31, 2023		March 31, 2022
	Redeemable Class A ordinary shares	Non-Redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non-Redeemable Class B ordinary shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(1,652,296)	$(464,015)	$12,713,331	$3,178,333

Denominator:
Weighted-average shares outstanding	30,712,496	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per share	$(0.05)	$(0.05)	$0.37	$0.37

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
Accordingly, as of March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital
and accumulated deficit.
As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	March 31, 2023	December 31, 2022
As of beginning of the period	$356,976,644	$351,900,000
Less:
Redemptions as a result of Extraordinary Meeting	(161,606,370)
Plus:
Extension Contribution	350,000	—
Remeasurement of carrying value to redemption value	3,608,818	5,076,644

Class A ordinary shares subject to possible redemption	$199,329,092	$356,976,644

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
There were no unrecognized tax benefits as of March 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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
Transaction costs of the IPO amounted to $
20,078,227

consisting of $
6,900,000

of underwriting fee, $
12,075,000

of deferred underwriting fee and $1,103,227 of other offering costs. Of the transaction costs, $19,224,170 was included in Additional
Paid-in
Capital and $854,057 was included in accumulated deficit
Note 4—Private Placement Warrants
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
Related Party Loans
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to
$
2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The terms of the warrants would be identical to the terms of the Private Placement Warrants.
On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the initial Contributions described below. The Loan constitutes a Working Capital Loan as defined above. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Company’s trust account. If the Company does not consummate an initial business combination by December 17, 2023 (the “Combination Period”) the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $
1.00
per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.
An initial amount of $350,000 was drawn down from the Loan on March 17, 2023. The total amount outstanding under the Loan and any other Working Capital Loans as of March 31, 2023 was $350,000. There was no amount outstanding under any Working Capital Loans as of December 31, 2022. Subsequent to the date of these financials, three additional drawdowns from the Loan were made as follows: $350,000 on April 17, 2023, $250,000 on April 20, 2023 and $700,000 on May 17, 2023.
Note 6—Class A Ordinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares—
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 19,005,667 and
34,500,000
 s
hares subject to possible redemption, respectively).

On March 14, 2023 at the Extraordinary General Meeting holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 15,494,333 out of 34,500,000 public shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 public shares remaining outstanding
Note 7—Shareholders’ Deficit
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.
Class B ordinary shares (the Founder Shares) will convert into Class A ordinary shares following the consummation of the initial Business Combination on a one-for-one
basis, in accordance with the following schedule: (i) 50% on the trading day following the consummation of a Business Combination, and (ii) 50% if, post consummation of a Business Combination and prior to the ten year anniversary of the initial Business Combination, the volume weighted average trading price of the Class A or di
nary shares for any 10 trading days within a 15 trading day period exceeds $12.00, on the trading day following such trading period, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the initial public offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the initial public offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement for the registration, under the Securities Act, of Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section
18
(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (
z
) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $
9.20
per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $
18.00
” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Note 10—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

As of March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$199,329,092	$—	$—
Liabilities
Public Warrants	1,726,725	—	—
Private Placement Warrants	—	—	1,840,340

Total	$201,055,817	$—	$1,840,340

As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$356,976,644	$—	$—
Liabilities
Public Warrants	776,250	—	—
Private Placement Warrants	—	—	776,000

Total	$357,752,894	$—	$776,000
Marketable Securities held in Trust Account
As of March 31, 2023, the assets held in the Trust Account were held in a money market mutual fund. During the period from March 22, 2021 (inception) through March 31, 2023, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of held to maturity securities on March 31, 2023 and December 31, 2022 is as follows:

	Fair Value as of March 31, 2023	Fair Value as of December 31, 2022
Money Market Mutual Fund	$199,329,092	$356,976,644
Cash held in Trust Account	—	—

	$199,329,092	$356,976,644

Warrant Liabilities
As of March 31, 2023, the Company’s warrant liabilities were valued at $3,567,065. Under the guidance in ASC
815-40,
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

The Company established the initial fair value for the warrants on December 17, 2021, the date of the consummation of the Company’s IPO. The fair value of the Public Warrants and the Private Placement Warrants were measured using a Monte Carlo simulation model. The estimated fair value of the Public Warrants and the Private Placement Warrants were determined using Level 3 inputs. The Monte Carlo simulation utilizes certain known inputs such as the Company’s stock price, the warrant exercise price, the time to expiration and the fact that there is a call condition. The risk-free interest rate is based on the U.S. Treasury curve. The expected life of the instruments are assumed to be equivalent to their remaining contractual term plus the amount of time assumed to consummate a Business Combination. Additionally, inherent in a Monte Carlo simulation model is an assumption related to the unknown expected share-price volatility. The Company estimates the implied volatility of its warrants based on the volatility required to produce a model price equal to the market price for the Company’s Public Warrants.
The following table presents a summary of the changes in the fair value of the Warrants liabilities classified as Level 3, measured on a recurring basis.

	Private Warrant Liability	Public Warrant Liability	Total Warrant Liability
Fair Value as of March 22, 2021 (inception)	$—	$—	$—
Initial measurement as of December 17, 2021 (IPO date)	13,749,000	13,990,000	27,739,000
Change in fair value	(974,000)	(926,000)	(1,900,000)

Fair Value as of December 31, 2021	12,775,000	13,064,000	25,839,000
Transfer to Level 1	—	(13,064,000)	(13,064,000)
Change in fair value	(11,999,000)	—	(11,999,000)

Fair Value as of December 31, 2022	776,000	—	776,000
Change in fair value	1,064,340	—	1,064,340

Fair value as of March 31, 2023	$1,840,340	$—	$1,840,340
The following table provides the significant inputs into the Monte Carlo method for the fair value of the Public and Private Warrants:

Input	3/31/2023	12/31/2022
Share price	$10.46	$10.30
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.60%	3.99%
Volatility	16.47%	10.70%
Term (in years)	5.71	5.29
Dividend yield	—%	—%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no other transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2023.

Note 11—  Subsequent Events
On April 25, 2023, the Company entered into a business combination agreement with OpSec Holdings, a Cayman Islands exempted company with limited liability (“Pubco”), Opal Merger Sub I, a Cayman Islands exempted company incorporated with limited liability and wholly-owned subsidiary of Pubco (“Merger Sub I”), Opal Merger Sub II, a Cayman Islands exempted company incorporated with limited liability and wholly-owned Subsidiary of Pubco (“Merger Sub II”), Orca Holdings Limited, a Cayman Islands exempted company incorporated with limited liability (“OpSec”), Orca Midco Limited, a private limited company incorporated under the Laws of England and Wales (“Orca Midco”), Orca Bidco Limited, a private limited company incorporated under the Laws of England and Wales and a subsidiary of OpSec (“Orca”), Investcorp Technology Secondary Fund 2018, L.P., a Cayman Islands exempted limited partnership (“ITSF”), and Mill Reef Capital Fund ScS, a limited partnership (
société en commandite simple
) organized under the laws of Luxembourg (“Mill Reef”, and together with ITSF, the “OpSec Shareholders”), pursuant to which, among other things and subject to certain terms and conditions, (1) the OpSec Shareholders will contribute to Pubco all of the issued and outstanding ordinary shares of OpSec (the “OpSec Ordinary Shares”) in exchange for (a) ordinary shares of Pubco (“Pubco Ordinary Shares”) and (b) an aggregate amount in cash equal to $
10,000,000
(collectively, the “Share Contribution” and with respect to the date it occurs, the “Share Contribution Closing”), (2) following the Share Contribution, OpSec will merge with and into Merger Sub I, as a result of which the separate corporate existence of OpSec shall cease and Merger Sub I shall continue as the surviving company (the “First Merger”), and (3) following the First Merger, the Company will merge with and into Merger Sub II (the “Second Merger”), as a result of which (a) the separate corporate existence of Merger Sub II shall cease and the Company shall continue as the surviving company, (b) the issued and outstanding Class A ordinary shares immediately prior to the effective time of the Second Merger (the “Second Merger Effective Time”) shall be exchanged for Pubco Ordinary Shares concurrently with the Second Merger, (c) the issued and outstanding Class B ordinary shares immediately prior to the Second Merger Effective Time shall be transferred to Pubco in exchange for Pubco Ordinary Shares and (d) the warrants of the Company outstanding immediately prior to the Second Merger Effective Time shall cease to represent a right to acquire the number of Class A ordinary shares set forth in such warrant and will instead be assumed by Pubco and automatically converted into warrants issued by Pubco (“Pubco Warrants”) to acquire an equal number of Pubco Ordinary Shares.
Following consummation of the transactions, the Company will be a wholly-owned subsidiary of Pubco and OpSec will be a wholly-owned subsidiary of Pubco. OpSec will hold approximately
97
% of the issued and outstanding equity of its underlying operating subsidiaries.
The Transactions are expected to close in the second half of 2023, subject to customary closing conditions, including the required approval by the shareholders of the Company.
Each public unit of the Company outstanding immediately prior to the Second Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one-half of
a warrant, which underlying securities shall be converted as set forth below and in accordance with the terms and conditions of the Business Combination Agreement.
At the Second Merger Effective Time, by virtue of the Second Merger and without any further action required on the part of any Party or the holders of securities of the Company or Merger Sub II:

(1)
Class
 A
ordinary shares
: Each Class A ordinary share issued and outstanding immediately prior to the Second Merger Effective Time (after giving effect to redemptions) shall be exchanged for one Pubco Ordinary Share.

(2)
Warrants
: Each warrant outstanding immediately prior to the Second Merger Effective Time shall cease to represent a right to acquire the number of Company Class A ordinary shares set forth in such warrant and will be exchanged for a warrant to acquire one Pubco Ordinary Share. Each of the Pubco Warrants shall have, and be subject to, substantially the same terms and conditions set forth in the Company public warrants.

Concurrently with the Second Merger and after giving effect to the Share Cancellation described below, the Sponsor and certain shareholders of the Company (together with the Sponsor, the “Sponsor Members”) will sell and transfer to Pubco, and Pubco will purchase, the outstanding Class B ordinary shares in exchange for an equal number of Pubco Ordinary Shares and immediately after the Second Merger Effective Time each such Class B ordinary shares will be converted into a Class A ordinary shares.
In connection with the Share Contribution, the OpSec Shareholders will receive, in aggregate, (1) 23,577,550 Pubco Ordinary Shares, (2) an aggregate amount in cash equal to $10,000,000 and (3) the right to receive in aggregate an additional 1,277,550 Pubco Ordinary Shares upon the satisfaction of either of the following conditions (each, “Triggering Event”):

(1)
if at any time from the Second Merger Effective Time through the date that is the tenth anniversary of the Second Merger Effective Time the volume-weighted average price of Pubco Ordinary Shares is greater than or equal to $12.00 over any 20 trading days within any 30 trading day period; and

(2)	if at any time from the Second Merger Effective Time through the date that is the tenth anniversary of the Second Merger Effective Time there is a change of control of Pubco.
In connection with the Business Combination Agreement, the Company entered into the following agreements:
Backstop Agreement:
On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, OpSec and Pubco entered into a backstop agreement (the “Backstop Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, the Sponsor has committed to purchase, prior to the Second Merger Closing, equity securities of Pubco, in a private placement, for an aggregate purchase price not to exceed $
50
million, to backstop certain redemptions by Shareholders of the Company.
Insider Letter Amendment:
On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Company and the Sponsor Members have entered into an amendment to that certain Letter Agreement, dated as of December 14, 2021, by and among the Company and the Sponsor Members (the “Insider Letter”), pursuant to which, among other things, the Insider Letter was amended to reduce period of time during which the Sponsor Members have agreed not to transfer their Pubco Ordinary Shares issued in respect of the exchange of their Class B ordinary shares.
Sponsor Support Agreement:
On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor Members, Pubco and the Company have entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, (1) each Sponsor Member agreed (a) to vote all ordinary shares of the Company held by such Sponsor Member in favor of the Business Combination Agreement and the Transactions, (b)
50
% of the Pubco Ordinary Shares held by such Sponsor Member as of immediately following the Second Merger Effective Time and after giving effect to the Share Cancellation (as defined below) shall be placed in escrow pursuant to an escrow agreement to be mutually agreed upon, by and among the Sponsor Members, Pubco and a mutually agreed upon escrow agent (the “Sponsor Earnout Shares”) and (c) to abstain from exercising any redemption rights in connection with the redemption of any Class A ordinary shares, and (2) the Sponsor further agreed to (a) along with certain other Sponsor Members, surrender for nil
 consideration and cancel immediately prior to the Share Contribution, but subject to the consummation of the Second Merger, in aggregate,
2,555,100
 Class B ordinary shares held by such Sponsor Member as of immediately prior to the Share Contribution (the “Share Cancellation”), (b) transfer to the OpSec Shareholders immediately following the Share Contribution, but subject to the consummation of the Second Merger,
2,050,000
 Warrants held by the Sponsor and (c) reimburse the Company for expenses in excess of $
20,000,000
, unless such excess expenses have otherwise been approved in writing by OpSec, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.
The Sponsor Earnout Shares shall be released from escrow pursuant to such escrow agreement and delivered to such Sponsor Member upon the occurrence of a Triggering Event.

In connection with the Closing, the Company will enter into, among others, the following agreements:
Lock-Up Agreement:
At the Share Contribution Closing, the OpSec Shareholders and Pubco shall enter into a lock-up agreement
(the “Lock-Up Agreement”),
pursuant to which, the OpSec Shareholders agree, subject to customary exceptions, not to transfer their Pubco Ordinary Shares during the period commencing on the date of the Share Contribution Closing and ending on the earlier of (1) the date that is nine months after the Share Contribution Closing and (2) the date on which Pubco undergoes a change of control.
Registration Rights Agreement:
In connection with the Transactions, at the Second Merger Closing, and subject to the consummation thereof, (1) the Registration Rights Agreement, dated December 14, 2021, by and among the Company and the Sponsor Members, shall be terminated and (2) Pubco, the OpSec Shareholders and the Sponsor Members shall enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the OpSec Shareholders and the Sponsor Members shall be granted customary registration rights, on the terms and subject to the conditions set forth therein.
Warrant Assignment, Assumption and Amendment:
In connection with the Transactions, at or prior to the Second Merger Effective Time, the Company, Pubco and Continental Stock Transfer & Trust Company (“Continental”) will enter into a warrant assignment, assumption and amendment agreement (the “Warrant Assignment, Assumption and Amendment Agreement”), which amends that certain Warrant Agreement, dated December 14, 2021, by and between the Company and Continental (the “Warrant Agreement”), pursuant to which, among other things, (1) the Company will assign to Pubco, and Pubco will assume, all of the Company’s right, title and interest in and to the Warrant Agreement and (2) each warrant shall be modified to no longer entitle the holder thereof to purchase Class A ordinary shares and instead acquire an equal number of Pubco Ordinary Shares.
Additionally, subsequent to the date of these financials, three additional drawdowns from the Loan were made as follows: $350,000 on April 17, 2023, $250,000 on April 20, 2023 and $700,000 on May 17, 2023.

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

Overview

We are a blank check company incorporated on March 22, 2021 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets. We have signed a Business Combination Agreement with our selected Business Combination target as of April 25, 2023. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

Recent Developments

Extension Meeting

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

Through the date of the issuance of this quarterly report, the Company has made 2 Contribution payments, each in the amount of $350,000, under the Loan as described above.

Business Combination Agreement

On April 25, 2023, the Company entered into a business combination agreement with OpSec Holdings, a Cayman Islands exempted company with limited liability (“Pubco”), Opal Merger Sub I, a Cayman Islands exempted company incorporated with limited liability and wholly-owned subsidiary of Pubco (“Merger Sub I”), Opal Merger Sub II, a Cayman Islands exempted company incorporated with limited liability and wholly-owned Subsidiary of Pubco (“Merger Sub II”), Orca Holdings Limited, a Cayman Islands exempted company incorporated with limited liability (“OpSec”), Orca Midco Limited, a private limited company incorporated under the Laws of England and Wales (“Orca Midco”), Orca Bidco Limited, a private limited company incorporated under the Laws of England and Wales and a subsidiary of OpSec (“Orca”), Investcorp Technology Secondary Fund 2018, L.P., a Cayman Islands exempted limited partnership (“ITSF”), and Mill Reef Capital Fund ScS, a limited partnership (société en commandite simple) organized under the laws of Luxembourg (“Mill Reef”, and together with ITSF, the “OpSec Shareholders”), pursuant to which, among other things and subject to certain terms and conditions, (1) the OpSec Shareholders will contribute to Pubco all of the issued and outstanding ordinary shares of OpSec (the “OpSec Ordinary Shares”) in exchange for (a) ordinary shares of Pubco (“Pubco Ordinary Shares”) and (b) an aggregate amount in cash equal to $10,000,000 (collectively, the “Share Contribution” and with respect to the date it occurs, the “Share Contribution Closing”),), (2) following the Share Contribution, OpSec will merge with and into Merger Sub I, as a result of which the separate corporate existence of OpSec shall cease and Merger Sub I shall continue as the surviving company (the “First Merger”), and (3) following the First Merger, the Company will merge with and into Merger Sub II (the “Second Merger”), as a result of which (a) the separate corporate existence of Merger Sub II shall cease and the Company shall continue as the surviving company, (b) the issued and outstanding Class A ordinary shares immediately prior to the effective time of the Second Merger (the “Second Merger Effective Time”) shall be exchanged for Pubco Ordinary Shares concurrently with the Second Merger, (c) the issued and outstanding Class B ordinary shares immediately prior to the Second Merger Effective Time shall be transferred to Pubco in exchange for Pubco Ordinary Shares and (d) the warrants of the Company outstanding immediately prior to the Second Merger Effective Time shall cease to represent a right to acquire the number of Class A ordinary shares set forth in such warrant and will instead be assumed by Pubco and automatically converted into warrants issued by Pubco (“Pubco Warrants”) to acquire an equal number of Pubco Ordinary Shares.

Following consummation of the transactions, the Company will be a wholly-owned subsidiary of Pubco and OpSec will be a wholly-owned subsidiary of Pubco. OpSec will hold approximately 97% of the issued and outstanding equity of its underlying operating subsidiaries. The Transactions are expected to close in the second half of 2023, subject to customary closing conditions, including the required approval by the shareholders of the Company.

Each public unit of the Company outstanding immediately prior to the Second Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A ordinary share and one-half of a warrant, which underlying securities shall be converted as set forth below and in accordance with the terms and conditions of the Business Combination Agreement.

At the Second Merger Effective Time, by virtue of the Second Merger and without any further action required on the part of any Party or the holders of securities of the Company or Merger Sub II:

(1)

Class A ordinary shares: Each Class A ordinary share issued and outstanding immediately prior to the Second Merger Effective Time (after giving effect to redemptions) shall be exchanged for one Pubco Ordinary Share.

(2)

Warrants: Each warrant outstanding immediately prior to the Second Merger Effective Time shall cease to represent a right to acquire the number of Class A ordinary shares set forth in such warrant and will be exchanged for a warrant to acquire one Pubco Ordinary Share. Each of the Pubco Warrants shall have, and be subject to, substantially the same terms and conditions set forth in the Company public warrants.

Concurrently with the Second Merger and after giving effect to the Share Cancellation described below, the Sponsor and certain shareholders of the Company (together with the Sponsor, the “Sponsor Members”) will sell and transfer to Pubco, and Pubco will purchase, the outstanding Class B ordinary shares in exchange for an equal number of Pubco Ordinary Shares and immediately after the Second Merger Effective Time each such Class B ordinary share will be converted into a Class A ordinary share.

In connection with the Share Contribution, the OpSec Shareholders will receive, in aggregate, (1) 23,577,550 Pubco Ordinary Shares, (2) an aggregate amount in cash equal to $10,000,000 and (3) the right to receive in aggregate an additional 1,277,550 Pubco Ordinary Shares upon the satisfaction of either of the following conditions (each, “Triggering Event”):

(1)

if at any time from the Second Merger Effective Time through the date that is the tenth anniversary of the Second Merger Effective Time the volume-weighted average price of Pubco Ordinary Shares is greater than or equal to $12.00 over any 20 trading days within any 30 trading day period; and

(2)	if at any time from the Second Merger Effective Time through the date that is the tenth anniversary of the Second Merger Effective Time there is a change of control of Pubco.

In connection with the Business Combination Agreement, the Company entered into the following agreements:

Backstop Agreement: On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, OpSec and Pubco entered into a backstop agreement (the “Backstop Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, the Sponsor has committed to purchase, prior to the Second Merger Closing, equity securities of Pubco, in a private placement, for an aggregate purchase price not to exceed $50 million, to backstop certain redemptions by Shareholders of the Company.

Insider Letter Amendment: On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Company and the Sponsor Members have entered into an amendment to that certain Letter Agreement, dated as of December 14, 2021, by and among the Company and the Sponsor Members (the “Insider Letter”), pursuant to which, among other things, the Insider Letter was amended to reduce period of time during which the Sponsor Members have agreed not to transfer their Pubco Ordinary Shares issued in respect of the exchange of their Class B ordinary shares.

Sponsor Support Agreement: On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor Members, Pubco and the Company have entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, (1) each Sponsor Member agreed (a) to vote all ordinary shares of the Company held by such Sponsor Member in favor of the Business Combination Agreement and the Transactions, (b) 50% of the Pubco Ordinary Shares held by such Sponsor Member as of immediately following the Second Merger Effective Time and after giving effect to the Share Cancellation (as defined below) shall be placed in escrow pursuant to an escrow agreement to be mutually agreed upon, by and among the Sponsor Members, Pubco and a mutually agreed upon escrow agent (the “Sponsor Earnout Shares”) and (c) to abstain from exercising any redemption rights in connection with the redemption of any Class A ordinary shares, and (2) the Sponsor further agreed to (a) along with certain other Sponsor Members, surrender for nil consideration and cancel immediately prior to the Share Contribution, but subject to the consummation of the Second Merger, in aggregate, 2,555,100 Class B ordinary shares held by such Sponsor Member as of immediately prior to the Share Contribution (the “Share Cancellation”), (b) transfer to the OpSec Shareholders immediately following the Share Contribution, but subject to the consummation of the Second Merger, 2,050,000 Warrants held by the Sponsor and (c) reimburse the Company for expenses in excess of $20,000,000, unless such excess expenses have otherwise been approved in writing by OpSec, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Earnout Shares shall be released from escrow pursuant to such escrow agreement and delivered to such Sponsor Member upon the occurrence of a Triggering Event.

In connection with the Closing, the Company will enter into, among others, the following agreements:

Lock-Up Agreement: At the Share Contribution Closing, the OpSec Shareholders and Pubco shall enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, the OpSec Shareholders agree, subject to customary exceptions, not to transfer their Pubco Ordinary Shares during the period commencing on the date of the Share Contribution Closing and ending on the earlier of (1) the date that is nine months after the Share Contribution Closing and (2) the date on which Pubco undergoes a change of control.

Registration Rights Agreement: In connection with the Transactions, at the Second Merger Closing, and subject to the consummation thereof, (1) the Registration Rights Agreement, dated December 14, 2021, by and among the Company and the Sponsor Members, shall be terminated and (2) Pubco, the OpSec Shareholders and the Sponsor Members shall enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the OpSec Shareholders and the Sponsor Members shall be granted customary registration rights, on the terms and subject to the conditions set forth therein.

Warrant Assignment, Assumption and Amendment: In connection with the Transactions, at or prior to the Second Merger Effective Time, the Company, Pubco and Continental Stock Transfer & Trust Company (“Continental”) will enter into a warrant assignment, assumption and amendment agreement (the “Warrant Assignment, Assumption and Amendment Agreement”), which amends that certain Warrant Agreement, dated December 14, 2021, by and between the Company and Continental (the “Warrant Agreement”), pursuant to which, among other things, (1) the Company will assign to Pubco, and Pubco will assume, all of the Company’s right, title and interest in and to the Warrant Agreement and (2) each warrant shall be modified to no longer entitle the holder thereof to purchase Class A ordinary shares and instead acquire an equal number of Pubco Ordinary Shares.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, activities necessary to prepare and complete for our IPO, and since our IPO, activities related to searching for a target for our Business Combination. Following our IPO, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents.

For the three months ended March 31, 2023, we had a net loss of $2,116,311, which consisted of a $2,014,815 loss on the change in fair value of warrant liabilities, and $3,710,314 in formation and operating costs, offset by $3,608,818 in interest income on Marketable Securities held in Trust Account.

For the three months ended March 31, 2022, we had net income of $15,891,664, which consisted of a $16,253,000 gain on the change in fair value of warrant liabilities, and $35,436 in interest income on Marketable Securities held in Trust Account, offset by $396,772 in formation and operating costs.

Liquidity and Capital Resources

Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor to cover for certain expenses on our behalf in exchange for the issuance of the 8,625,000 founder shares, and up to $300,000 in loans available from our sponsor or an affiliate of our sponsor.

The net proceeds from the sale of the units in our IPO and the sale of the private placement warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $162,724 is not held in the trust account.

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

Prior to the completion of our initial business combination, as of March 31, 2023, we have available to us approximately $162,724 of proceeds held outside the trust account, as well as any funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On March 7, 2023, we entered into a non-interest bearing convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of our Sponsor’s affiliates to provide us with additional working capital and to fund the initial Contributions described below. The portion of the Loan used to provide us with additional working capital will not be deposited into our trust account. If we do not consummate an initial business combination by December 17, 2023 the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.

An initial amount of $350,000 was drawn down from the Loan on March 17, 2023. The total amount outstanding under the Loan and any other Working Capital Loans as of March 31, 2023 was $350,000. There was no amount outstanding under any Working Capital Loans as of December 31, 2022. Subsequent to the date of these financials, three additional drawdowns from the Loan were made as follows: $350,000 on April 17, 2023, $250,000 on April 20, 2023 and $700,000 on May 17, 2023.

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

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that our plan to consummate a business combination will be successful within the business combination period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to the balance sheet, statement of operations and cash flows was not material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 24, 2023 (the “2022 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in the 2022 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

INVESTCORP EUROPE ACQUISITION CORP I

Date: May 22, 2023	By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer