Form 10-Q
period 2023-06-30
Investcorp Europe Acquisition Corp I
filed 2023-08-09
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SEC URI TIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30,
2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).     YES  ☒    NO  ☐
As of August
9
,
2023
, there were 19,005,667 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding
.

INVESTCORP EUROPE ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1
Condensed Statements of Operation for the three and six months ended June 30, 2023 (unaudited) and the three and six months ended June 30, 2022 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2023 (unaudited) and the three and six months ended June 30, 2022 (unaudited)	3
Condensed Statements of Cash Flow for the six months ended June 30, 2023 (unaudited) and the six months ended June 30, 2022 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	30
Signatures	30

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
Assets
Current Assets
Cash	$234,234	$479,009
Prepaid expenses	272,183	589,702

Total Current Assets	506,417	1,068,711
Marketable securities held in Trust Account	202,761,405	356,976,644

Total Assets	$203,267,822	$358,045,355

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$6,717,412	$1,284,291
Note payable to Sponsor	2,000,000	—

Total Current Liabilities	8,717,412	1,284,291
Warrant liabilities	6,817,000	1,552,250
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	$27,609,412	$14,911,541

Commitments and Contingencies (Note 10)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 19,005,667 shares at $10.67 and 34,500,000 shares at $10.35 per share redemption value at June 30, 2023 and December 31, 2022, respectively	202,761,405	356,976,644
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022 (excluding 19,005,667 and 34,500,000 shares subject to possible redemption, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 8,625,000 issued and outstanding shares at June 30, 2023 and December 31, 2022	863	863
Accumulated deficit	(27,103,858)	(13,843,693)

Total Shareholders’ Deficit	(27,102,995)	(13,842,830)

Total Liabilities and Shareholders’ Deficit	$203,267,822	$358,045,355

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE
AC
QUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation and operating costs	$2,885,101	$365,191	$6,595,415	$761,963

Loss from Operations	(2,885,101)	(365,191)	(6,595,415)	(761,963)
Other income (expense)
Change in fair value of warrant liabilities	(3,249,935)	5,123,000	(5,264,750)	21,376,500
Interest earned on Marketable securities held in Trust Account	2,382,313	475,185	5,991,131	510,621
Gain on foreign exchange	—	9,239	—	9,239

Total other income (expense)	(867,622)	5,607,924	726,381	21,896,360

Net Income (Loss)	$(3,752,723)	$5,242,733	$(5,869,034)	$21,134,397

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	19,005,667	34,500,000	24,826,742	34,500,000

Basic and diluted net income (loss) per redeemable Class A ordinary share	$(0.14)	$0.12	$(0.18)	$0.49

Basic and diluted weighted average non-redeemable Class B ordinary shares outstanding	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income (loss) per non-redeemable Class B ordinary share	$(0.14)	$0.12	$(0.18)	$0.49

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022 (audited)	8,625,000	$863	$—	$(13,843,693)	$(13,842,830)
Extension Contribution	—	—	—	(350,000)	(350,000)
Remeasurement of redeemable shares to redemption value	—	—	—	(3,608,818)	(3,608,818)
Net loss	—	—	—	(2,116,311)	(2,116,311)

Balance – March 31, 2023 (unaudited)	8,625,000	$863	$—	$(19,918,822)	$(19,917,959)
Extension Contribution	—	—	—	(1,050,000)	(1,050,000)
Remeasurement of redeemable shares to redemption value	—	—	—	(2,382,313)	(2,382,313)
Net loss	—	—	—	(3,752,723)	(3,752,723)

Balance – June 30, 2023 (unaudited)	8,625,000	$863	—	$(27,103,858)	$(27,102,995)

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares Class B		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	8,625,000	$863	$—	$(35,828,005)	$(35,827,142)
Remeasurement of redeemable shares to redemption value	—	—	—	94,443	94,443
Net income	—	—	—	15,891,664	15,891,664

Balance – March 31, 2022 (unaudited)	8,625,000	$863	$—	$(19,841,898)	$(19,841,035)
Net income	—	—	—	5,242,733	5,242,733

Balance – June 30, 2022 (unaudited)	8,625,000	$863	—	$(14,599,165)	$(14,598,302)

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(5,869,034)	$21,134,397
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Investment held in Trust Account	(5,991,130)	(510,621)
Change in fair value of warrant liabilities	5,264,750	(21,376,500)
Changes in operating assets and liabilities:
Prepaid expenses	317,519	256,688
Accounts payable and accrued expenses	5,433,120	(1,034,761)
Accrued offering expenses	—	(205,244)

Net cash used in operating activities	(844,775)	(1,736,041)
Cash Flows from Investing Activities:
Extension Contribution	(1,400,000)	—

Net cash used in investing activities	(1,400,000)	—
Cash Flows from Financing Activities:
Proceeds from affiliate promissory note	2,000,000	—

Net cash provided by financing activities	2,000,000	—

Net change in cash	(244,775)	(1,736,041)
Cash at beginning of period	479,009	2,632,930

Cash at end of period	$234,234	$896,889

Supplemental disclosure of cash flow information:

Remeasurement of Ordinary Shares to redemption value	$5,991,131	$94,443

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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through June 30, 2023 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds expected to be derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the IPO, the Company consummated the sale of 16,700,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to Europe Acquisition Holdings Limited (the “Sponsor”), generating proceeds of $16,700,000.
Following the closing of the IPO on December 17, 2021, $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee (“Continental”), and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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

The Company will proceed with a Business Combination if the Company seeks shareholder approval and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extension Period and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extension Period. However, if the Sponsor acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 10) held in the Trust Account in the event the Company does not complete a Business Combination within the Extension Period; and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20 per Public Share
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Extraordinary General Meeting
On March 14, 2023, the Company convened an Extraordinary General Meeting (the “Extraordinary General Meeting”) virtually, to vote on the proposals described below. A total of 34,372,929 of the Company’s Class A ordinary shares and Class B ordinary shares (the “Ordinary Shares”), or 79.1% of the Company’s outstanding shares as of February 22, 2023, the record date for the Extraordinary General Meeting, were represented virtually or by proxy at the Extraordinary General Meeting.
As approved by its shareholders at the Extraordinary Meeting, the Company filed an amendment (the “Extension Amendment”). The Extension Amendment (i) extends the date by which the Company must consummate its initial business combination from March 17, 2023 to December 17, 2023 and (ii) remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment”).
Additionally, at the Extraordinary General Meeting holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. In connection with the vote to approve the Extension Amendment and the Redemption Limitation, the holders of 15,494,333 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.43 per share for an aggregate redemption amount of approximately $161.6 million, leaving 19,005,667 public shares remaining outstanding. Following this redemption, the balance in the Trust Account was approximately $198.2 million.
In connection with the approval of the Extension Amendment, the Sponsor has agreed, by making monthly advancements on the Loan, to contribute (each such contribution, an “Extension Contribution”) into the Trust Account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17 th
 day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and the end of the Extension Period. As of June 30, 2023, the Company has made five contribution payments, each in the amount of $350,000, under the Loan as described below under “—Liquidity, Capital Resources and Going Concern.”
Liquidity, Capital Resources and Going Concern
As of June 30, 2023, the Company had $234,234 in its operating bank accounts and working capital deficit of $8,210,995. As of June 30, 2023, $5,991,131 of the amount on deposit in marketable securities held in the Trust Account represented interest income and $1,400,000 represented an Extension Contribution, all of which are available to pay the Company’s tax obligations, if any.
To finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 6).
On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the Extension Contributions. The Loan represents a Working Capital Loan (see Note 6). The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination by the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.
As of June 30, 2023 there was $2,000,000 outstanding under the Loan. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any other Working Capital Loans (as defined below).
Under Accounting Standards Update (ASU)
2014-15,
“Presentation of Financial Statements—Going Concern (Subtopic
205-40):
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU
2014-15”),
these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful within the Extension Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is not able to consummate a Business Combination before the end of the Extension Period, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities.
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
K for the year ended December 31, 2022, as filed with the SEC on April 24, 2023.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the S
e
curities Act, as modified by the Jumpstart our Business
Start-ups
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $234,234 and $479,009 as of June 30, 2023 and December 31, 2022. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from marketable securities held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash and money market mutual funds in the amount of $202,761,405 and $356,976,644, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to shareholders’ equity or the statement of operations based on the relative value of the Units that consist of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrants”) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 17, 2021 offering costs totaling $20,078,227 (consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,103,227 of other offering costs) were recognized with $854,057 included in accumulated deficit as an allocation for the Public Warrants and the Private Placement Warrants. Subsequent to the IPO, upon invoice receipt, other offering costs were adjusted downwards by $94,443 to true up estimates to the actual expenses incurred.
Net Income (Loss) Per Ordinary Share
The Company’s statements of operations include a presentation of net income (loss) per share for ordinary shares subject to possible redemption and applies the two-class
method in calculating net income (loss) per share. Net income (loss) per ordinary share, basic and diluted, is calculated by dividing the pro-
rata allocation of net income (loss) for each class, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Net income (loss) is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of June 30, 2023, the potential ordinary shares for outstanding Public and Private Warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended
	June 30, 2023		June 30, 2022
	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(2,581,299)	$(1,171,424)	$4,194,186	$1,048,547

Denominator:
Weighted-average shares outstanding	19,005,667	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per share	$(0.14)	$(0.14)	$0.12	$0.12

	For the six months ended
	June 30, 2023		June 30, 2022
	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(4,355,797)	$(1,513,237)	$16,907,518	$4,226,879

Denominator:
Weighted-average shares outstanding	24,826,742	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per share	$(0.18)	$(0.18)	$0.49	$0.49

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
Accordingly, as of June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital
and accumulated deficit.
As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	June 30, 2023	December 31, 2022
As of beginning of the period	$356,976,644	$351,900,000
Less:
Redemptions as a result of Extraordinary General Meeting	(161,606,370)
Plus:
Extension Contribution	1,400,000	—
Remeasurement of carrying value to redemption value	5,991,131	5,076,644

Class A ordinary shares subject to possible redemption	$202,761,405	$356,976,644

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
There were no unrecognized tax benefits as of June 30, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
Note 3— Initial Public Offering
On December 17, 2021 the Company sold 34,500,000 Units, which included 4,500,000 units from the underwriters full exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

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
Note 4— Potential Business Combination Agreement
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
Following consummation of the transactions, the Company will be a wholly-owned subsidiary of Pubco and OpSec will be a wholly-owned subsidiary of Pubco. OpSec will hold approximately 97% of the issued and outstanding equity of its underlying operating subsidiaries. The Transactions are expected to close in the second half of 2023, subject to customary closing conditions, including the required approval by the shareholders of the Company. Other than pursuant to the terms and conditions set forth in the Backstop Agreement, there are no other financial closing conditions of the Transactions that would preclude closing once shareholder approval is obtained.
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
In connection with the Closing, the Company will enter into, among others, the following agreements:
Lock-Up
Agreement:
At the Share Contribution Closing, the OpSec Shareholders and Pubco shall enter into a lock-up
agreement, pursuant to which, the OpSec Shareholders agree, subject to customary exceptions, not to transfer their Pubco Ordinary Shares during the period commencing on the date of the Share Contribution Closing and ending on the earlier of (1) the date that is nine months after the Share Contribution Closing and (2) the date on which Pubco undergoes a change of control.

Registration Rights Agreement:
In connection with the Transactions, at the Second Merger Closing, and subject to the consummation thereof, (1) the Registration Rights Agreement, dated December 14, 2021, by and among the Company and the Sponsor Members, shall be terminated and (2) Pubco, the OpSec Shareholders and the Sponsor Members shall enter into a registration rights agreement, pursuant to which, among other things, the OpSec Shareholders and the Sponsor Members shall be granted customary registration rights, on the terms and subject to the conditions set forth therein.
Warrant Assignment, Assumption and Amendment:
In connection with the Transactions, at or prior to the Second Merger Effective Time, the Company, Pubco and Continental will enter into a warrant assignment, assumption and amendment agreement, which amends that certain Warrant Agreement, dated December 14, 2021, by and between the Company and Continental, pursuant to which, among other things, (1) the Company will assign to Pubco, and Pubco will assume, all of the Company’s right, title and interest in and to the Warrant Agreement and (2) each warrant shall be modified to no longer entitle the holder thereof to purchase Class A ordinary shares and instead acquire an equal number of Pubco Ordinary Shares.
Note 5—Private Placement Warrants
Simultaneously with consummation of the IPO, the Sponsor purchased an aggregate of 16,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($16,700,000 in the aggregate). Each whole Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
Note 6—Related Party Transactions
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
On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the Extension Contributions. The Loan constitutes a Working Capital Loan as defined above. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.
An initial amount of $350,000 was drawn down from the Loan on March 17, 2023 for the first Extension Contribution and an additional $1,050,000 was drawn down in the three months ended June 30, 2023 for three further Extension Contributions. In addition, $600,000 was drawn in order to fund the working capital requirements of the Company in two tranches of $250,000 in April 2023 and $350,000 in May 2023. The total amount outstanding under the Loan and any oth
er Working Capital Loans as of June 30, 2023 was $2,000,000. There was no amount outstanding under any Working Capital Loans as of December 31, 2022.
Note 7—Class A Ordinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares—
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 19,005,667 and 34,500,000 shares subject to possible redemption, respectively).
On March 14, 2023 at the Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the Trust Account. 15,494,333 out of 34,500,000 Public Shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 Public Shares remaining outstanding.
Note 8—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
Holders of Ordinary Shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.
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

Note 9—Warrant Liabilities
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
Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $
18.00
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
 A ordinary share equals or exceeds $10.00.
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
Note 10—Commitments & Contingencies
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
Consulting Agreements
In April 2023, the Company entered into two agreements with each of the IPO underwriters, each to act as a capital markets advisor and as a placement agent in relation to the Business Combination. On June 9, 2023, the Company terminated the two engagement letters with one of the IPO underwriters, and such termination nullified the Company’s obligation to pay any fees under such agreements. With respect to the other IPO underwriter, as compensation for their services, half of a placement fee of 3.0% of the gross proceeds of securities sold in the placement will be paid to the agent upon consummation of the placement (the “Placement Fee”) and $4,000,000 will be paid to the agent upon consummation of the Business Combination (the “Transaction Fee”). The Placement Fee and the Transaction fee will only become payable in the event the placement and the Business Combination are consummated, respectively, and as such nothing will be recorded until that time.
In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. As compensation for those services, an advisory fee of $2,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). This fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.
Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated and $1,000,000 in the event it is consummated. As of June 30, 2023, $780,000 has been incurred by the third parties. As the Business Combination is not yet considered probable, $500,000 of the $780,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.
Note 11—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

As of June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$202,761,405	$—	$—
Liabilities
Public Warrants	3,359,000	—	—
Private Placement Warrants	—	—	3,458,000

Total	$206,120,405	$—	$3,458,000

As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$356,976,644	$—	$—
Liabilities
Public Warrants	776,250	—	—
Private Placement Warrants	—	—	776,000

Total	$357,752,894	$—	$776,000
Marketable Securities held in Trust Account
As of June 30, 2023, the assets held in the Trust Account were held in a money market mutual fund. During the period from March 22, 2021 (inception) through June 30, 2023, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of held to maturity securities on June 30, 2023 and December 31, 2022 is as follows:

	Fair Value as of June 30, 2023	Fair Value as of December 31, 2022
Money Market Mutual Fund	$202,761,405	$356,976,644
Cash held in Trust Account	—	—

	$ 202,761,405	$ 356,976,644

Warrant Liabilities
As of June 30, 2023, the Company’s warrant liabilities were valued at $6,817,000. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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

	Private Warrant Liability	Public Warrant Liability	Total Warrant Liability
Fair Value as of March 22, 2021 (inception)	$—	$—	$—
Initial measurement as of December 17, 2021 (IPO date)	13,749,000	13,990,000	27,739,000
Change in fair value	(974,000)	(926,000)	(1,900,000)

Fair Value as of December 31, 2021	12,775,000	13,064,000	25,839,000
Transfer to Level 1	—	(13,064,000)	(13,064,000)
Change in fair value	(11,999,000)	—	(11,999,000)

Fair Value as of December 31, 2022	776,000	—	776,000
Change in fair value	1,064,340	—	1,064,340

Fair value as of March 31, 2023	$1,840,340	$—	$1,840,340
Change in fair value	1,617,660	—	1,617,660

Fair value as of June 30, 2023	$3,458,000	$—	$3,458,000
The following table provides the significant inputs into the Monte Carlo method for the fair value of the Public and Private Warrants:

Input	6/30/2023	12/31/2022
Share price	$10.66	$10.30
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.13%	3.99%
Volatility	13.21%	10.70%
Term (in years)	5.31	5.29
Dividend yield	—%	—%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no other transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended June 30, 2023.
Note 12—Subsequent Events
On July 6, 2023, the Company entered into
a non-interest bearing
unsecured loan in the principal amount of up to $1,700,000 from the Sponsor to fund monthly contributions into the trust account until the earlier of a completion of the Business Combination or December 17, 2023. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the trust account. The Company drew down $265,000 on July 11, 2023 and an additional $350,000 on July 17, 2023 on the Loan.
The Loan bears
no
interest and shall be due and payable on the earlier of (i) the date on which the Borrower consummates the transaction or (ii) the date of that the winding up of the Borrower is effective. If the Company does not consummate an initial business combination by December 17, 2023, the Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. If at any time the Board of Directors determines that the Company will not be able to consummate an initial business combination by December 17, 2023 and that the Company shall instead liquidate, the Sponsor’s obligation to continue to make contributions shall cease immediately upon such determination.

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

Recent Developments

Business Combination Agreement

On April 25, 2023, the Company entered into a business combination agreement with Orca Holdings Limited, a Cayman Islands exempted company incorporated with limited liability (“OpSec”). Capitalized terms used in this Form 10-Q but not otherwise defined herein have the meanings given to them in the Business Combination Agreement. Upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with applicable law, as soon as practicable following the date of the Business Combination Agreement, the Company will form, or cause to be formed, Pubco, Merger Sub I and Merger Sub II.

In connection with the transactions contemplated by the Business Combination Agreement, (1) the OpSec Shareholders will contribute to Pubco all of the issued and outstanding OpSec Ordinary Shares in exchange for (a) Pubco Ordinary Shares and (b) an aggregate amount in cash equal to $10,000,000, (2) following the Share Contribution, OpSec will merge with and into Merger Sub I, as a result of which the separate corporate existence of OpSec shall cease and Merger Sub I shall continue as the surviving company, and (3) following the First Merger, the Company will merge with and into Merger Sub II, as a result of which (a) the separate corporate existence of Merger Sub II shall cease and the Company shall continue as the surviving company, (b) the issued and outstanding Class A ordinary shares immediately prior to the effective time of the Second Merger shall be exchanged for Pubco Ordinary Shares concurrently with the Second Merger, (c) the issued and outstanding Class B ordinary shares immediately prior to the Second Merger Effective Time shall be transferred to Pubco in exchange for Pubco Ordinary Shares and (d) the warrants of the Company outstanding immediately prior to the Second Merger Effective Time shall cease to represent a right to acquire the number of Class A ordinary shares set forth in such warrant and will instead be assumed by Pubco and automatically converted into Pubco Warrants to acquire an equal number of Pubco Ordinary Shares.

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

For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2023.

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

For the three months ended June 30, 2023, we had a net loss of $3,752,723, which consisted of a $3,249,935 loss on the change in fair value of warrant liabilities, and $2,885,101 in formation and operating costs, offset by $2,382,313 in interest income on Marketable Securities held in Trust Account. For the six months ended June 30, 2023, we had a net loss of $5,869,034, which consisted of a $5,264,750 loss on the fair value of warrant liabilities, and $6,595,415 in formation and operating costs, offset by $5,991,131 in interest income on Marketable Securities held in Trust Account. The high level of operating costs in the three month and six month periods reflects due diligence work related to evaluating the business combination ahead of the announcement in April 2023, legal expenses related to finalizing the Business Combination Agreement and additional legal expenses related to the business combination in the period since the Business Combination Agreement was signed.

For the three months ended June 30, 2022, we had net income of $5,242,733, which consisted of a $5,123,000 gain on the fair value of warrant liabilities, $475,185 in interest income on Marketable Securities held in Trust Account and $9,239 in foreign exchange gain, offset by $365,191 in formation and operating costs. For the six months ended June 30, 2022, we had net income of $21,134,397, which consisted of a $21,376,500 gain on the fair value of warrant liabilities, $510,621 in interest income on Marketable Securities held in Trust Account and $9,239 in foreign exchange gain, offset by $761,963 in formation and operating costs.

Liquidity and Capital Resources

Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor to cover for certain expenses on our behalf in exchange for the issuance of the 8,625,000 founder shares, up to $300,000 in loans available from our sponsor or an affiliate of our sponsor and the Loan with our Sponsor of $2,000,000.

The net proceeds from the sale of the units in our IPO and the sale of the private placement warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $234,234 is not held in the trust account.

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

Prior to the completion of our initial business combination, as of June 30, 2023, we have available to us approximately $234,234 of proceeds held outside the trust account, as well as any funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

The total amount outstanding under the Loan and any other Working Capital Loans as of June 30, 2023 was $2,000,000. There was no amount outstanding under any Working Capital Loans as of December 31, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Consulting Agreements

In April 2023, the Company entered into two agreements with each of the IPO underwriters, each to act as a capital markets advisor and as a placement agent in relation to the Business Combination. On June 9, 2023, the Company terminated the two engagement letters with one of the IPO underwriters, and such termination nullified the Company’s obligation to pay any fees under such agreements. With respect to the other IPO underwriter, as compensation for their services, half of a placement fee of 3.0% of the gross proceeds of securities sold in the placement will be paid to the agent upon consummation of the placement (the “Placement Fee”) and $4,000,000 will be paid to the agent upon consummation of the Business Combination (the “Transaction Fee”). The Placement Fee and the Transaction fee will only become payable in the event the placement and the Business Combination are consummated, respectively, and as such nothing will be recorded until that time.

In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. As compensation for those services, an advisory fee of $2,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). This fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.

Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated and $1,000,000 in the event it is consummated. As of June 30, 2023, $780,000 has been incurred by the third parties. As the Business Combination is not yet considered probable, $500,000 of the $780,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

INVESTCORP EUROPE ACQUISITION CORP I

Date: August 9, 2023	By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer