Form 10-Q
period 2023-09-30
Investcorp Europe Acquisition Corp I
filed 2023-11-14
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023

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
of the Exchange Act).    YES  ☒    NO  ☐
As of November 14, 2023, there were 19,005,667 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

INVESTCORP EUROPE ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
Condensed Statements of Operations for the three and nine months ended September 30, 2023 (unaudited) and the three and nine months ended September 30, 2022 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2023 (unaudited) and the three and nine months ended September 30, 2022 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2023 (unaudited) and the nine months ended September 30, 2022 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	30
Signatures	31

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	As of September 30, 2023 (Unaudited)	As of December 31, 2022
Assets
Current Assets
Cash	$31,052	$479,009
Prepaid expenses	113,423	589,702

Total Current Assets	144,475	1,068,711
Marketable securities held in Trust Account	206,459,256	356,976,644

Total Assets	$206,603,731	$358,045,355

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$7,153,522	$1,284,291
Note payable to Sponsor	3,315,000	—

Total Current Liabilities	10,468,522	1,284,291
Warrant liabilities	10,109,000	1,552,250
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	$32,652,522	$14,911,541

Commitments and Contingencies (Note 10)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 19,005,667 shares at $10.86 and 34,500,000 shares at $10.35 per share redemption value at September 30, 2023 and December 31, 2022, respectively	206,459,256	356,976,644
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022 (excluding 19,005,667 and 34,500,000 shares subject to possible redemption, respectively)	—	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 8,625,000 issued and outstanding shares at September 30, 2023 and December 31, 2022	863	863
Accumulated deficit	(32,508,910)	(13,843,693)

Total Shareholders’ Deficit	(32,508,047)	(13,842,830)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$206,603,731	$358,045,355

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation and operating costs	$1,058,457	$860,671	$7,653,872	$1,622,634

Loss from Operations	(1,058,457)	(860,671)	(7,653,872)	(1,622,634)
Other income (expense)
Change in fair value of warrant liabilities	(3,292,000)	2,067,000	(8,556,750)	23,443,500
Interest earned on Marketable securities held in Trust Account	2,647,851	1,588,336	8,638,982	2,098,957
Gain (loss) on foreign exchange	(4,595)	—	(4,595)	9,239

Total other income (expense)	(648,744)	3,655,336	77,637	25,551,696

Net Income (Loss)	$(1,707,201)	$2,794,665	$(7,576,235)	$23,929,062

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	19,005,667	34,500,000	22,865,061	34,500,000

Basic and diluted net income (loss) per redeemable Class A ordinary share	$(0.06)	$0.06	$(0.24)	$0.55

Basic and diluted weighted average non-redeemable Class B ordinary shares outstanding	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income (loss) per non-redeemable Class B ordinary share	$(0.06)	$0.06	$(0.24)	$0.55

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – December 31, 2022 (audited)	8,625,000	$863	$—	$(13,843,693)	$(13,842,830)
Extension Contribution	—	—	—	(350,000)	(350,000)
Remeasurement of redeemable shares to redemption value	—	—	—	(3,608,818)	(3,608,818)
Net loss	—	—	—	(2,116,311)	(2,116,311)

Balance – March 31, 2023 (unaudited)	8,625,000	$863	$—	$(19,918,822)	$(19,917,959)
Extension Contribution	—	—	—	(1,050,000)	(1,050,000)
Remeasurement of redeemable shares to redemption value	—	—	—	(2,382,313)	(2,382,313)
Net loss	—	—	—	(3,752,723)	(3,752,723)

Balance – June 30, 2023 (unaudited)	8,625,000	$863	$—	$(27,103,858)	$(27,102,995)

Extension Contribution	—	—	—	(1,050,000)	(1,050,000)
Remeasurement of redeemable shares to redemption value	—	—	—	(2,647,851)	(2,647,851)
Net loss	—	—	—	(1,707,201)	(1,707,201)

Balance – September 30, 2023 (unaudited)	8,625,000	$863	—	$(32,508,910)	$(32,508,047)

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – December 31, 2021 (audited)	8,625,000	$863	$—	$(35,828,005)	$(35,827,142)
Remeasurement of redeemable shares to redemption value	—	—	—	94,443	94,443
Net income	—	—	—	15,891,664	15,891,664

Balance – March 31, 2022 (unaudited)	8,625,000	$863	$—	$(19,841,898)	$(19,841,035)
Net income	—	—	—	5,242,733	5,242,733

Balance – June 30, 2022 (unaudited)	8,625,000	$863	$—	$(14,599,165)	$(14,596,302)
Remeasurement of redeemable shares to redemption value	—	—	—	(2,099,844)	(2,099,844)
Net income	—	—	—	2,794,665	2,794,665

Balance – September 30, 2022 (unaudited)	8,625,000	$863	—	$(13,904,344)	$(13,903,481)

The accompanying notes are an integral part of these condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(7,576,235)	$23,929,062
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,638,982)	(2,098,956)
Change in fair value of warrant liabilities	8,556,750	(23,443,500)
Changes in operating assets and liabilities:
Prepaid expenses	476,279	414,579
Accounts payable and accrued expenses	5,869,231	(650,405)
Accrued offering expenses	—	(205,244)

Net cash used in operating activities	(1,312,957)	(2,054,464)
Cash Flows from Investing Activities:
Extension Contribution	(2,450,000)	—
Withdrawal from Trust Account for redemptions	161,606,370	—

Net cash provided by investing activities	159,156,370	—
Cash Flows from Financing Activities:
Proceeds from affiliate promissory note	3,315,000	—
Payment to Redeeming Shareholders	(161,606,370)	—

Net cash used in financing activities	(158,291,370)	—

Net change in cash	(447,957)	(2,054,464)
Cash at beginning of period	479,009	2,632,930

Cash at end of period	$31,052	$578,466

Supplemental disclosure of cash flow information:

Remeasurement of Class A Ordinary Shares to redemption value	$8,638,982	$2,099,844

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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through September 30, 2023 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO on December 17, 2021, $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee (“Continental”), and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the time frame to consummate the business combination period (the “Business Combination Period”) as defined in its Articles or during any extended time that the Company has to consummate a Business Combination as a result of a shareholder vote to amend its Articles (an “Extension Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business
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
As approved by its shareholders at the Extraordinary Meeting, the Company filed an amendment (the “Extension Amendment”). The Extension Amendment (i) extends the date by which the Company must consummate its initial business combination from March 17, 2023 to December 17, 2023 and (ii) remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

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
In connection with the approval of the Extension Amendment, the Sponsor has agreed, by making monthly advancements on the Loan (as defined below), to contribute (each such contribution, an “Extension Contribution”) into the Trust Account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17 th
 day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and the end of the Extension Period. As of September 30, 2023, the Company has made seven contribution payments, each in the amount of $350,000, under the Loan as described below under “—Liquidity, Capital Resources and Going Concern.”
On November 9, 2023, the Company filed a definitive proxy statement on Schedule 14A (“the Extension Proxy”) with respect to an extraordinary general meeting to seek approval from the shareholders of an amendment to its Articles to extend the date by which the Company must consummate its initial business combination from December 17, 2023 to June 17, 2024, as more fully described in the Extension Proxy.
While the funds in the Trust Account have, since the IPO, been held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, to mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company would, on or prior to the
24-month
anniversary of the effective date of the registration statement relating to the IPO, instruct Continental to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of the Company’s initial business combination or liquidation.
Liquidity, Capital Resources and Going Concern
As of September 30, 2023, the Company had $31,052 in its operating bank accounts and working capital deficit of $10,324,047. As of September 30, 2023, $8,638,982 of the amount on deposit in marketable securities held in the Trust Account represented interest income and $2,450,000 represented an Extension Contribution, all of which are available to pay the Company’s tax obligations, if any.
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
On July 6, 2023, the Company entered into
a non-interest bearing
unsecured loan in the principal amount of up to $1,700,000 from the Sponsor to fund monthly contributions into the Trust Account until the earlier of a completion of the Business Combination or December 17, 2023. The portion of the Loan used to provide the Company with additional working capital will not be deposited into the Trust Account. This brought the full related party loan available to the Company to $3,700,000.
As of September 30, 2023 there was $3,315,000 outstanding under the Loans entered into on March 7, 2023 and July 6, 2023 as described above. As of December 31, 2022, there were no
amounts outstanding under any Working Capital Loans (as defined below).
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
these conditions, including the working capital deficit as well as the remaining time in the Extension Period, raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful within the Extension Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business
Start-ups
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $31,052 and $479,009 as of September 30, 2023 and December 31, 2022. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.
Marketable Securities Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from marketable securities held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash and money market mutual funds in the amount of $206,459,256 and $356,976,644, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income (Loss) Per Ordinary Share
The Company’s statements of operations include a presentation of net income (loss) per share for ordinary shares subject to possible redemption and applies the two-class
method in calculating net income (loss) per share. Net income (loss) per ordinary share, basic and diluted, is calculated by dividing the pro-
rata allocation of net income (loss) for each class, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Net income (loss) is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of September 30, 2023, the potential ordinary shares for outstanding Public and Private Warrants to purchase the Company’s ordinary shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended
	September 30, 2023		September 30, 2022
	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(1,174,293)	$(532,908)	$2,235,732	$558,933

Denominator:
Weighted-average shares outstanding	19,005,667	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per share	$(0.06)	$(0.06)	$0.06	$0.06

	For the nine months ended
	September 30, 2023		September 30, 2022
	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares	Redeemable Class A ordinary shares	Non- Redeemable Class B ordinary shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(5,501,135)	$(2,075,100)	$19,143,250	$4,785,812

Denominator:
Weighted-average shares outstanding	22,865,061	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per share	$(0.24)	$(0.24)	$0.55	$0.55

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
Accordingly, as of September 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital
and accumulated deficit.
As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	September 30, 2023	December 31, 2022
As of beginning of the period	$356,976,644	$351,900,000
Less:
Redemptions as a result of Extraordinary General Meeting	(161,606,370)
Plus:
Extension Contribution	2,450,000	—
Remeasurement of carrying value to redemption value	8,638,982	5,076,644

Class A ordinary shares subject to possible redemption	$206,459,256	$356,976,644

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
There were no unrecognized tax benefits as of September 30, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023, there were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic
470-20,
Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU
No. 2020-06,
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
upon its incorporation. The impact to the balance sheet, statements of operations and cash flows was not material.
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

An initial amount of $350,000 was drawn down from the Loan on March 17, 2023 for the first Extension Contribution, and an additional $1,050,000 and $2,100,000 was drawn down in the three months and nine months ended September 30, 2023, respectively for three and six further Extension Contributions, respectively. In addition, $865,000 was drawn in order to fund the working capital requirements of the Company in three tranches of $250,000 in April 2023, $350,000 in May 2023 and $265,000 in July. The total amount outstanding under the Loans entered into on March 7, 2023 and July 6, 2023 described above and any other Working Capital Loans as of September 30, 2023 was $3,315,000. There was no amount outstanding under any Working Capital Loans as of December 31, 2022.
Note 7—Class A Ordinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares—
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 19,005,667 and 34,500,000 shares subject to possible redemption, respectively).
On March 14, 2023 at the Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the Trust Account. 15,494,333 out of 34,500,000 Public Shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 Public Shares remaining outstanding.
Note 8—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 8,625,000 shares of Class B ordinary shares issued and outstanding.
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except for a number of Class A ordinary shares as described above under Redemption of warrants for Class A ordinary shares). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
The Company accounts for the 33,950,000 warrants issued in connection with the IPO (including 17,250,000 Public Warrants and 16,700,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
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
Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated and $1,000,000 in the event it is consummated. As of September 30, 2023, approximately $1,161,000 has been incurred by the third parties. As the Business Combination is not yet considered probable, $500,000 of the approximately $1,161,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.
Note 11—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

As of September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$206,459,256	$—	$—
Liabilities
Public Warrants	5,135,000	—	—
Private Placement Warrants	—	—	4,974,000

Total	$211,594,256	$—	$4,974,000

As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in Trust Account	$356,976,644	$—	$—
Liabilities
Public Warrants	776,250	—	—
Private Placement Warrants	—	—	776,000

Total	$357,752,894	$—	$776,000

Marketable Securities held in Trust Account
As of September 30, 2023, the assets held in the Trust Account were held in a money market mutual fund. During the period from March 22, 2021 (inception) through September 30, 2023, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of held to maturity securities on September 30, 2023 and December 31, 2022 is as follows:

	Fair Value as of September 30, 2023	Fair Value as of December 31, 2022
Money Market Mutual Fund	$206,459,256	$356,976,644

	$206,459,256	$356,976,644

Warrant Liabilities
As of September 30, 2023, the Company’s warrant liabilities were valued at

$
10,109,000. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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

Private Warrant Liability
Fair Value as of December 31, 2022	776,000
Change in fair value	1,064,340

Fair value as of March 31, 2023	$1,840,340
Change in fair value	1,617,660

Fair value as of June 30, 2023	$3,458,000
Change in fair value	1,516,000
Fair value as of September 30, 2023	$4,974,000

The following table provides the significant inputs into the Monte Carlo method for the fair value of the Public and Private Warrants:

Input	9/30/2023	12/31/2022
Share price	$10.88	$10.30
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.60%	3.99%
Volatility	60.02%	10.70%
Term (in years)	5.31	5.29
Dividend yield	—%	—%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no other transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended September 30, 2023.
Note 12—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events, other than those detailed below, that would have required adjustment or disclosure in the financial statement.
In October the Company drew down an additional $385,000 comprised of $350,000 for the October Extension payment and $35,000 for working capital purposes. This left the total $3,700,000 from the Loans entered into on March 7, 2023 and July 6, 2023 to the Company fully drawn.

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

For the three months ended September 30, 2023, we had a net loss of $1,707,201, which consisted of a $3,292,000 loss on the change in fair value of warrant liabilities, $1,058,457 in formation and operating costs and a loss on exchange rate of $4,595, offset by $2,647,851 in interest income on Marketable Securities held in Trust Account. For the nine months ended September 30, 2023, we had a net loss of $7,576,235, which consisted of a $8,556,750 loss on the fair value of warrant liabilities, $7,653,872 in formation and operating costs and a loss on exchange rate of $4,595, offset by $8,638,982 in interest income on Marketable Securities held in Trust Account. The high level of operating costs in the three month and nine month periods reflects due diligence work related to evaluating the business combination ahead of the announcement in April 2023, legal expenses related to finalizing the Business Combination Agreement and additional legal expenses related to the business combination in the period since the Business Combination Agreement was signed.

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

Liquidity and Capital Resources

Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor to cover for certain expenses on our behalf in exchange for the issuance of the 8,625,000 founder shares, and the Loan with our Sponsor of $3,315,000.

For the nine months ended September 30, 2023, we utilized $1,312,957 in operating activities, which was largely driven by an increase of $5,869,231 in accounts payable and accrued expenses, $476,279 in Prepaid and other as well as a $8,556,750 change in fair value of our warrant liabilities, offset by $8,638,982 in interest earned on our marketable securities held in the Trust Account.

For the nine months ended September 30, 2023, we were provided $159,156,370 from our investing activities, which was primarily driven by $161,606,370 redemptions as a result of our extraordinary shareholder meeting offset by $2,450,000 in Extension Contributions.

For the nine months ended September 30, 2023, we utilized $158,291,370 in our financing activities, which was the result of the $161,606,370 payout of redemptions by our shareholders offset by $3,315,000 in proceeds from our promissory note.

The net proceeds from the sale of the units in our IPO and the sale of the private placement warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the Trust Account and includes the deferred underwriting commissions described above. The proceeds held in the Trust Account is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $31,052 is not held in the Trust Account.

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

Prior to the completion of our initial business combination, as of September 30, 2023, we have available to us approximately $31,052 of proceeds held outside the Trust Account, as well as any funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

The total amount outstanding under the Loans entered into on March 7, 2023 and July 6, 2023 and any other Working Capital Loans as of September 30, 2023 was 3,315,000. During the month of October, we drew down an additional $385,000 which left our available $3,700,000 in related party notes fully drawn. There was no amount outstanding under any Working Capital Loans as of December 31, 2022.

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

These conditions, including the working capital deficit and proximity to the end of our Extension Period, raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that our plan to consummate a business combination will be successful within the business combination period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated and $1,000,000 in the event it is consummated. As of September 30, 2023, approximately $1,161,000 has been incurred by the third parties. As the Business Combination is not yet considered probable, $500,000 of the approximately $1,161,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to the balance sheet, statements of operations and cash flows was not material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any material market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

INVESTCORP EUROPE ACQUISITION CORP I

Date: November 14, 2023	By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer