Form 10-K
period 2023-12-31
Investcorp Europe Acquisition Corp I
filed 2024-04-11
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
 ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). YES ☒ NO ☐

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: Houston, TX
The aggregate market value of the voting and
non-voting
common stock held by
non-affiliates
as of the last business day of the registrant’s most recently completed second fiscal quarter was $204,500,976.92.
As of April
11
, 2024, there were 20,170,294 Class A ordinary shares, $0.0001 par value, and 1 Class B ordinary share, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our expectations and forecasts around the performance and trends of markets and industries;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering of units;

•	the impacts of recent SEC rule amendments as relate to SPACs and related enhanced disclosure requirements; and

•	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this report and our other SEC filings.

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

Unless otherwise stated in this report or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

•	“board of directors” or our “directors” are to our directors;

•	“Business Combination” are to the transactions contemplated by the Business Combination Agreement;

•

“Business Combination Agreement” are to the business combination agreement, dated as of April 25, 2023, entered into by the Company, OpSec Holdings, a Cayman Islands exempted company with limited liability (“Pubco”), Opal Merger Sub I, a Cayman Islands exempted company incorporated with limited liability and wholly-owned subsidiary of Pubco (“Merger Sub I”), Opal Merger Sub II, a Cayman Islands exempted company incorporated with limited liability and wholly-owned Subsidiary of

Pubco (“Merger Sub II”), Orca Holdings Limited, a Cayman Islands exempted company incorporated with limited liability (“OpSec”), Orca Midco Limited, a private limited company incorporated under the Laws of England and Wales (“Orca Midco”), Orca Bidco Limited, a private limited company incorporated under the Laws of England and Wales and a subsidiary of OpSec (“Orca”), Investcorp Technology Secondary Fund 2018, L.P., a Cayman Islands exempted limited partnership (“ITSF”), and Mill Reef Capital Fund ScS, a limited partnership (société en commandite simple) organized under the laws of Luxembourg (“Mill Reef”, and together with ITSF, the “OpSec Shareholders”, as amended from time to time);

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“Extension Period” or “Extended Date” are to June 17, 2024, or such other date as determined in accordance with the terms of the Business Combination Agreement.

•

“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our IPO and our Class A ordinary shares that were issued upon the voluntary conversion of such shares on December 22, 2023 and effected on January 2, 2024 as described herein (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);

•

“initial shareholders” are to holders of our founder shares prior to our IPO (including certain of our directors and officers who have received 1,287,917 founder shares from our sponsor); on December 22, 2023 and effected on January 2, 2024, the initial shareholders voluntarily elected to convert an aggregate 8,624,999 Class B ordinary shares to Class A ordinary shares on a one-for-one basis;

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

Item 1. Business

Introduction

We are a blank check company incorporated on March 22, 2021 under the name Investcorp Asia Acquisition Corp I. On October 7, 2021, we changed our name to Investcorp Europe Acquisition Corp I. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (a “business combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

Company History

Our sponsor is Europe Acquisition Holdings Limited, a Cayman Islands exempted company (the “sponsor”). The registration statement for our IPO was declared effective on December 14, 2021. On December 17, 2021, we consummated our IPO of 34,500,000 units (including the full exercise of the underwriters’ option to purchase an additional 4,500,000 units) (the “units” and, with respect to the Class A ordinary shares included in the units being offered, the “public shares”), at $10.00 per unit, generating gross proceeds of $345.0 million and incurring offering costs of approximately $20.1 million, of which $12.075 million was for deferred underwriting commissions.

Simultaneously with the closing of our IPO, we consummated the private placement (“private placement”) of 16,700,000 warrants (“private placement warrants”), at a price of $1.00 per private placement warrant with our sponsor, generating gross proceeds of $16.7 million.

Upon the closing of our IPO and the private placement, $351.9 million ($10.20 per unit) of the net proceeds of our IPO and certain of the proceeds of the private placement were placed in a trust account (“trust account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

On March 7, 2023, the Company entered into a non-interest bearing convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of the sponsor’s affiliates to provide the Company with additional working capital and to fund the initial Extension Contributions as defined and described below. The portion of the March 2023 Loan used to provide the Company with additional working capital was not deposited into the Company’s trust account. If the Company does not consummate an initial business combination by June 17, 2024 (the “Extension Period”), the March 2023 Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

On March 14, 2023, the Company convened an extraordinary general meeting (the “First Extraordinary General Meeting”) virtually, solely with respect to voting on the proposal to extend the date by which the Company must complete its initial business combination from March 17, 2023 to December 17, 2023 (the “First Extension Amendment Proposal”) and the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”, and together with the First Extension Limitation Proposal, the “First Extraordinary General Meeting Proposals”). In connection with the First Extraordinary General Meeting Proposals, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 15,494,333 out of 34,500,000 public shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $198.2 million. In connection with the approval of the First Extension Amendment Proposal, the sponsor agreed, by making monthly advancements on the March 2023 Loan, to contribute (each such contribution, an “Extension Contribution”) into the trust account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the business combination and the end of the Extension Period.

On April 25, 2023, the Company entered into the Business Combination Agreement. Capitalized terms used in this annual report but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

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

Following consummation of the transactions, the Company will be a wholly-owned subsidiary of Pubco, and OpSec will be a wholly-owned subsidiary of Pubco. OpSec will hold approximately 97% of the issued and outstanding equity of its underlying operating subsidiaries. Closing of the Business Combination is subject to satisfaction of customary closing conditions, including the filing of a registration statement registering the Pubco Ordinary Shares issuable in the Business Combination and a vote of the majority of the Company’s outstanding Class A ordinary shares in favor thereof.

In April 2023, the Company entered into two agreements with each of its underwriters, each to act as a capital markets advisor and as a placement agent in relation to the Business Combination. On June 9, 2023, the Company terminated its two engagement letters with Credit Suisse. The terms of such engagement letters provided the Company with the right to terminate Credit Suisse’s engagement if certain key members of the Credit Suisse team ceased to remain actively involved in their capacities at Credit Suisse, and no fees would be due under the engagement letters, despite the fact that Credit Suisse already completed its services in connection with the Company’s IPO, and therefore such fee waiver was gratuitous in nature. On June 9, 2023, Credit Suisse’s contractual right to the deferred underwriting fee from the Company’s IPO was waived pursuant to the termination provisions in each of the financial and equity capital markets advisor engagement letters. Credit Suisse agreed to the waiver in connection with entering into the engagement letters.

The indemnification and contribution obligations of the Company to Credit Suisse with respect to the Business Combination as set forth in the underwriting agreement dated December 14, 2021, by and between the Company, Citi and Credit Suisse, and as set forth in or incorporated into the engagement letters with Credit Suisse, as applicable, expressly survived the termination of the engagement letters with Credit Suisse.

In addition, on July 6, 2023, November 15, 2023 and November 27, 2023, the Company entered into non-interest bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”) and in the principal amount of up to $500,000 (the “November 2023 Loan”) and in the principal amount of up to $1,250,000 (the “Second November 2023 Loan” collectively, together with the March 2023 Loan, the July 2023 Loan and the November 2023 Loan, the “Loans”) with an affiliate of the sponsor to provide the Company with additional working capital and to fund monthly contributions into the trust account until the earlier of a completion of a business combination or June 17, 2024. The July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan bear no interest and shall be due and payable on the earlier of (i) the date on which the Company consummates a business combination or (ii) the date of that the winding up of the Company is effective. If the Company does not consummate an initial business combination by the Extended Date, the July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. If at any time the board of directors determines that the Company will not be able to consummate an initial business combination by the Extended Date and that the Company shall instead liquidate, the sponsor’s obligation to continue to make contributions shall cease immediately upon such determination.

On December 5, 2023, the Company convened an extraordinary general meeting (the “Second Extraordinary General Meeting”) virtually, solely with respect to voting on the proposal to extend the date by which the Company must complete its initial business combination from December 17, 2023 to June 17, 2024 (the “Second Extension Amendment Proposal”). In connection with the Second Extension Amendment Proposal, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 7,460,372 out of 19,005,667 public shares were redeemed at a redemption price of approximately $10.9972 per share, leaving 11,545,295 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $127.0 million. In connection with the approval of the Second Extension Amendment Proposal, the sponsor agreed, by making monthly advancements on the Loans, to contribute into the trust account the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each public share that was not redeemed at the Second Extraordinary General Meeting for each monthly period (commencing on December 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and the end of the Extension Period.

On December 14, 2023, the Company entered into a first amendment to the Business Combination Agreement (the “First Amendment to the BCA”), which provided, among other things, that (1) holders of options granted by Orca (“Orca Options”) who are not executives of OpSec have the right to elect to cash out up to 10% of the Orca Options held by such holders; (2) the Orca Options granted to certain OpSec executives in February of 2023 were canceled and (3) following the consummation of the Business Combination, the board of directors of Pubco will consist of seven directors, three of whom shall be “independent directors” as defined under Rule 10A-3 of the Exchange Act with three individuals designated by OpSec, two individuals designated by the Company and two individuals appointed jointly by OpSec and the Company.

On December 22, 2023 and effected on January 2, 2024, the initial shareholders voluntarily elected to convert an aggregate 8,624,999 Class B ordinary shares to Class A ordinary shares on a one-for-one basis in accordance with the amended and restated memorandum and articles of association (the “conversion”). All of the terms and conditions applicable to the Class B ordinary shares set forth in the letter agreement continue to apply to the Class A ordinary shares into which the Class B ordinary shares converted, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the trust account or any monies or other assets held therein. Following the conversion, there were 20,170,294 Class A ordinary shares issued and outstanding (constituted by 11,545,295 Class A ordinary shares held by public shareholders and an aggregate 8,624,999 Class A ordinary shares held by the initial shareholders) and one Class B ordinary share issued and outstanding (held by the sponsor). A shareholder’s voting power consists of the combined voting power of the Class A ordinary shares and the Class B ordinary shares owned beneficially by such shareholder. Therefore, there has been no effect to the votes required to approve the proposals in connection with the approval of the Business Combination and related transactions or the counting of the votes at any meeting of the Company as a result of the conversion.

On March 10, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second Amendment to the BCA”), which was entered into concurrently with a stock purchase agreement (the “Divestiture Agreement”) by Orca Midco and CA-MC Acquisition UK Ltd. (the “Divestiture Buyer”), pursuant to which, among other things, Orca Midco will sell, and the Divestiture Buyer will purchase, all of the issued and outstanding equity securities of Orca Bidco (the “Divestiture”). Prior to the execution of the Divestiture Agreement, OpSec effected a reorganization of its subsidiaries pursuant to which all of the issued and outstanding equity securities of Orca Holding Denmark APS (“Orca Denmark”), the parent entity of Zacco A/S (“Zacco”), became directly owned by Orca Midco (the “Reorganization”). As a result of the Reorganization, the Divestiture will effect a sale to the Divestiture Buyer of only the OpSec business, which is conducted through Orca Bidco and its subsidiaries (the “Divested Companies”), with the Zacco business being retained by Orca Midco. The Company is currently evaluating whether it is in the best interests of its shareholders to continue to pursue the Business Combination after the consummation of the Divestiture, as the consummation of the Business Combination following the consummation of the Divestiture will result in the Company effecting a business combination with the Zacco business. In connection with the Divestiture Agreement and the Second Amendment to the BCA, the Company entered into a letter agreement, dated March 10, 2024 (the “Consent”), with Pubco, the OpSec Shareholders, and Crane NXT, Co., a Delaware corporation (“NXT”), pursuant to which the Company consented to, among other things, OpSec effecting the Reorganization and Orca Midco entering into the Divestiture Agreement and consummating the Divestiture. Pursuant to the Consent, the Company also releases, relinquishes and discharges any and all existing or potential claims, causes of action and damages (i) against NXT and its affiliates solely in respect of matters relating to the Divestiture arising or occurring prior to the execution of the Divestiture Agreement, and (ii) if the Divestiture is consummated, against the Divested Companies, solely in respect of matters related to the Reorganization, the Divestiture, the Letter Agreement (as defined in the Consent) and the Business Combination Agreement.

In connection with the Reorganization and the Divestiture, the Second Amendment to the BCA provides for, among other things, (i) that the net proceeds from the Divestiture be deposited in a third-party escrow account and the terms by which such proceeds may be released, (ii) a transition services agreement, (iii) a fairness opinion and (iv) the conversion of Class B ordinary shares, which was elected on December 22, 2023 and effected on January 2, 2024 (as described above).

As of April 8, 2024, the Loans amounted to a total principal amount of $5,450,000, and the Company has made thirteen Extension Contribution payments to the trust account, nine each in the amount of $350,000 and four each in the amount of $150,000, under the Loans as described above. In addition, as of April 8, 2024, a total of approximately $129.7 million was held in the trust account.

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

•	size and equity value of the target above $1.0 billion up to $2.0 billion;

•	scalable business model with strong unit economics;

•	compatibility with high corporate responsibility standards for sustainable and environmentally and socially responsible investments;

•	leadership in businesses focusing on business services, consumer and lifestyle, niche manufacturing and technology and proven track record;

•	brand recognition and potential;

•	size, secular growth rate, and strategic fundamentals of the target;

•	competitive dynamics, including barriers to entry, future competitive threats and the target business’ competitive position;

•	product positioning and life cycle;

•	development of detailed projections, quantification of sensitivity of drivers of growth and profit enhancement;

•	attractiveness of the target business’ cash flow generation capability and return on capital employed;

•	readiness to become a listed company and enter the public markets;

•	quality and depth of the management team as it relates to current operations, as well as the envisioned operations in the future;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	costs and time associated with effecting the business combination; and

•

market leadership, sustainability of market share and attractiveness of market sectors, in which the target business operates within businesses focusing on business services, consumer and lifestyle, niche manufacturing and technology.

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

Our Business Combination Process

We have the Extension Period to consummate an initial business combination. In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information which will be made available to us. We also utilize our operational and capital allocation experience. Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC. Our search for a business combination, ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected by factors beyond our control.

The rules of Nasdaq and our amended and restated memorandum and articles of association require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts and commissions held in the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. The Company retained Duff & Phelps to provide an opinion with respect to whether the exchange ratio provided for in the Second Merger pursuant to the Business Combination Agreement, after giving effect to the Business Combination, was fair from a financial point of view to the public shareholders.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their capital stock, shares or other equity securities in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses, market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Financial Position

We offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing, and there can be no assurance it will be available to us.

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

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

As of the date of report, no agreements with respect to the private purchase of public shares by the persons described above have been entered into with any such investor or holder. In the event of any such newly purchased shares (i) the sponsor or its affiliates will purchase public shares at a price no higher than the price offered through the redemption process; (ii) any such purchases by sponsor or its affiliates will not be voted in favor of approving the business combination; and (iii) the sponsor and its affiliates have waived their redemption rights to such shares. Prior to the extraordinary general meeting to approve the Business Combination, the Company will disclose in a Form 8-K (i) the amount of public shares purchased outside of the redemption offer by the sponsor or its affiliates, along with the purchase price; (ii) the purpose of the purchases by the sponsor or its affiliates; (iii) the impact, if any, of the purchases by the sponsor or its affiliates on the likelihood that the Business Combination will be approved; (iv) the identities of shareholders who sold to the sponsor or its affiliates (if not purchased on the open market) or the nature of shareholders (e.g., 5% security holders) who sold to the sponsor or its affiliates; and (v) the number of public shares for which the Company has received redemption requests pursuant to its redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

Our public shareholders may redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. As of April 8, 2024, a total of approximately $129.7 million was held in the trust account, or $11.23 per share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we paid to the underwriters at the closing of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of shareholders holding a majority of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We expect that at the time of any shareholder vote relating to our initial business combination that our initial shareholders will own at least 42.8% of our outstanding shares of common stock entitled to vote thereon. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution passed by the affirmative vote shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target within the Extension Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the Extension Period to complete our initial business combination. If we do not complete our initial business combination within the Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Extension Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the Extension Period. However, if our sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Extension Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares.

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

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.23 based on the funds available in the trust account as of April 8, 2024. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.23. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Our initial shareholders, who collectively beneficially own 42.8% of the sum of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

•

If we do not complete our initial business combination within the Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law;

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

•

If our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein; and

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A. Risk Factors

Summary Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report before making a decision to purchase our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. These risks are more fully described in the section titled “Risk Factors” immediately following this risk factors summary. These risks include, among others, the following:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

•

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

•

The requirement that we complete our initial business combination within the Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

At the time of the public shareholders’ investment in us, such shareholders were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. The only opportunity for such shareholders to effect an investment decision regarding our initial business combination is to exercise redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

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

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. The ongoing military conflict in Ukraine is highly unpredictable and has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our ability to consummate our business combination and could result in a material adverse impact to the operations of the target business with which we seek to ultimately consummate a business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 42.8% of the sum of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination (other than a statutory merger or consolidation with another company), such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of shareholders holding a majority of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to attend and vote at a general meeting of the company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 1,460,148, or 7.2% (assuming all issued and outstanding shares are voted) of the public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Assuming only the minimum number of shares representing a quorum are voted, our initial business combination may be approved without the vote of any of the public shareholders. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

We are unable to predict how many public shareholders will exercise their redemption rights prior to the consummation of our business combination. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination within the Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination within the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within the Extension Period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we do not complete an initial business combination within the Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of our IPO, the sale of the private placement warrants and the proceeds from the Loan not being held in the trust account are insufficient to allow us to operate until the Extension Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on additional loans from our sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for the Extension Period, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital and potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Only a portion of the Loan will be used for working capital purposes, and we will need to seek additional financing for the remaining Contributions. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through the Extension Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Because our trust account is expected to contain approximately $11.23 per Class A ordinary share at the time of our initial business combination, our public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account currently contains $11.23 per Class A ordinary share. As a result of the additional funds receivable by public shareholders upon redemption of public shares, our public shareholders may be more incentivized to redeem their public shares.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

On January 24, 2024, the SEC issued final rules (the “Final Rules”), effective as of 125 days following the publication of the Final Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The Final Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. The Final Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

On March 30, 2022, the SEC had proposed rules which would provide a safe harbor for SPACs satisfying certain criteria from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Final Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (“IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

In adopting the Final Rules, the SEC did not adopt the proposed safe harbor but did provide guidance on activities that may raise concerns as to investment company status:

•

Nature of SPAC assets and income. For instance, a SPAC that owns or proposes to acquire 40% or more of its total assets in investment securities or a SPAC whose income is substantially derived from such assets would likely be considered an investment company. Holding U.S. government securities, U.S. registered money market funds and cash items, as is customary for SPACs during the period between the SPAC IPO and de-SPAC transaction, should not result in investment company status.

•

Management activities. Certain activities of the SPAC’s officers, directors and employees may be factors in the investment company determination, such as spending a considerable amount of time in managing the SPAC’s portfolio to achieve returns and not actively seeking a de-SPAC transaction.

•

Duration. While the SEC does not offer a bright line rule as to the duration of the SPAC, if a SPAC continues to operate without completing a de-SPAC transaction and its assets are substantially composed of, and its income derived from, securities, its activities may be more difficult to distinguish from those of an investment company. The SEC guidance indicated that the 12-month safe harbor for transient investment companies under Rule 3a-2 and the 18-month limit contemplated by Rule 419 were relevant analogies in analyzing the investment company status of a SPAC and that the further a SPAC operated beyond those timelines, the greater the investment company concerns would be, depending on the overall facts and circumstances.

•	Holding out. If the SPAC holds itself out as primarily engaged in investing, reinvesting or trading in securities, it will likely be considered an investment company.

•	Merging with an investment company. If the target company in a de-SPAC transaction is an investment company, the SPAC is likely to be considered an investment company.

Notwithstanding the foregoing guidance, there remains uncertainty concerning the applicability of the Investment Company Act to SPACs, including a company like ours, that has not completed its initial business combination within 24 months from the effective date of its IPO Registration Statement. It is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Prior to December 14, 2023, funds in the trust account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the effective date of the registration statement relating to the Company’s initial public offering, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the trust account and to hold all funds in the trust account in cash in an interest bearing account until the earlier of consummation of our initial business combination or liquidation. In connection with such instructions, on December 14, 2023, the Company and Continental entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement dated December 11, 2021, which governs the investment of monies held in the trust account, to specifically allow the investment of those funds into an interest bearing account.

If we do not consummate our initial business combination within the Extension Period, our public shareholders may be forced to wait beyond such to Extension Period before redemption from our trust account.

If we do not consummate our initial business combination within the Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Extension Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination.

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

Our initial shareholders will control the appointment of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 42.8% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, holders of the founder shares have the right to appoint all of our directors and may remove members of the board of directors for any reason in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

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

Our efforts to identify a prospective initial business combination target are not limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or any region, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including the business services, consumer and lifestyle, niche manufacturing and technology sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 40,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 379,829,706 and 39,999,999 authorized but unissued shares of Class A and Class B ordinary shares. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants when the price per Class A ordinary share equals or exceeds $10.00. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors in our IPO;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

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

Though our units were sold in our IPO at an offering price of $10.00 per unit, implying an initial value of $10.20 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination.

Our sponsor invested an aggregate of $16,725,000 in us in connection with our IPO, comprised of the $25,000 purchase price for the founder shares and the $16,700,000 purchase price for the private placement warrants. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us even if the trading price of our ordinary shares is less than $1.00 per share and even if the private placement warrants are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in our IPO could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after the closing of our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 1, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our expenses in exchange for 8,625,000 founder shares. On October 25, 2021, our sponsor effected a surrender of 1,437,500 founder shares to the company for no consideration, resulting in a decrease in the number of founder shares outstanding from 8,625,000 to 7,187,500, such that the total number of founder shares represented 20% of the total number of ordinary shares outstanding upon completion of our IPO. On November 3, 2021, our sponsor transferred 718,750 founder shares to Baroness Ruby McGregor-Smith, 479,167 founder shares to Peter McKellar, and 30,000 founder shares to each of Pam Jackson, Laurence Ponchaut and Adah Almutairi, at approximately $0.12 per share. Prior to the initial investment in the company of $25,000 by the initial shareholders, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 34,500,000 units, and therefore that such founder shares would represent 20% of the outstanding shares after the IPO, causing 937,500 of the founder shares to be surrendered for no consideration. On December 14, 2021, in connection with the increase in the size of our IPO, we effected a capitalization increasing the number of founder shares held by each initial shareholder by 20%, thereby increasing the aggregate number of issued and outstanding founder shares to 8,625,000. The founder shares will be worthless if we do not complete an initial business combination. Our sponsor and members of our board of directors acquired founder shares for approximately $0.003 and $0.12 per share, respectively, and we sold units at a price of $10.00 per unit in our IPO; as a result, our sponsor and members of our board of directors could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In addition, our sponsor purchased an aggregate of 16,700,000 private placement warrants for an aggregate purchase price of $16,700,000, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the date by which we must consummate a business combination nears, which is now June 17, 2024.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under the Companies Act, which requires the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company (and will need to comply with any other relevant requirements of our memorandum and articles of association), and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants (except for provisions of the warrant agreement enabling amendments without shareholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements). In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under the Companies Act which requires the affirmative vote of shareholders holding a majority of not less than two-thirds of the shares which, being so entitled, are voted thereon in person or by proxy at a quorate general meeting of the company or a unanimous written resolution of all of our shareholders entitled to vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the votes cast by our ordinary shares. Our initial shareholders, who collectively beneficially own 42.8% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our initial shareholders own 42.8% of the sum of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, we may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors are likely to continue in office until at least the completion of the business combination. If there is an annual general meeting, our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Prior to the initial business combination, only holders of our founder shares will have the right to vote on any resolution of shareholders to appoint or remove directors.

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

We issued an aggregate of 33,950,000 warrants in connection with the IPO (comprised of the 17,250,000 warrants included in the units and the 16,700,000 private placement warrants). We expect to account for these as a warrant liability and will record at fair value upon issuance any change in fair value during each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek other special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Security breaches, cyberattacks and other disruptions to information technology systems and networks owned by us, or third parties, such as vendors or suppliers, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.

We rely upon hardware, software, and information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information. Additionally, we collect and store sensitive data, including proprietary business information, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). We do not generally collect or store personally identifiable information of individuals. The confidentiality, integrity and availability of these systems and networks, and maintenance of the information processed by these systems and networks, is critical to our business operations and strategy. We face numerous and evolving risks that threaten the confidentiality, integrity and availability of our systems, networks and information, as well as the risk of operational disruption, failure or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Our information technology systems and networks, as well as those of our service providers, are vulnerable to intrusion damage, disruptions or shutdowns caused by attacks by hackers, computer viruses or worms, malware (including ransomware), social engineering attacks (such as phishing), denial of service attacks or breaches due to errors, negligence or malfeasance by employees, contractors and others who have access to or obtain unauthorized access to these systems and networks. Remote and hybrid working arrangements also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. We are also vulnerable to malicious code that may be embedded in open-source software as well as “bugs,” misconfigurations and other vulnerabilities associated with commercial software that is integrated into our or our service providers’ systems, networks, products or services. Therefore, no assurance can be given that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and information.

The occurrence of a major cyberattack or other security incident could materially compromise the confidentiality, integrity and/or availability of critical systems and networks and data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and networks. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims by regulatory agencies or private parties alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the security of confidential data; increase our costs of compliance and remediation; require us to change aspects of our business, our systems or our service providers; disrupt our operations; and/or harm our reputation. There can be no guarantee that any or all costs or losses incurred will be partially or fully insured.

We regularly experience and expect to continue to experience cybersecurity attacks and security incidents in varying degrees. Cybersecurity threats and threat actors are becoming more sophisticated. Such threats are unpredictable as to their timing, nature and scope. As a result, we may be unable to anticipate or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents due to the increased use by threat actors of tools and techniques that are designed to circumvent controls (including through the use of artificial intelligence), to avoid detection, and to remove or obfuscate forensic evidence.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

Although there are a larger number of beneficial owners, at April 8, 2024, there was 1 holder of record of our Units, 7 holders of record of our Class A ordinary shares and 2 holders of record of our separately traded warrants.

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

On March 14, 2023, the Company convened the First Extraordinary General Meeting virtually, solely with respect to voting on the proposal to extend the date by which the Company must complete its initial business combination from March 17, 2023 to December 17, 2023 and the proposal to remove the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. In connection with the First Extraordinary General Meeting, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 15,494,333 out of 34,500,000 public shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 public shares remaining outstanding.

On December 5, 2023, the Company convened the Second Extraordinary General Meeting virtually, solely with respect to voting on the proposal to extend the date by which the Company must complete its initial business combination from December 17, 2023 to June 17, 2024. In connection with the Second Extraordinary General Meeting, holders of public shares were afforded the opportunity to require the Company to redeem their public shares for their pro rate share of the trust account. 7,460,372 out of 19,005,667 public shares were redeemed at a redemption price of approximately $10.9972 per share, leaving 11,545,295 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $127.0 million.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

•	may significantly dilute the equity interest of investors in our IPO;

•	may subordinate the rights of holders of redeemable Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of our redeemable Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•

may adversely affect prevailing market prices for our units, redeemable Class A ordinary shares and/or warrants. Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our redeemable Class A ordinary shares;

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

As indicated in the accompanying financial statements, at December 31, 2023, we had cash of $98,676. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

For the year ended December 31, 2023, we had a net loss of $4,414,640 which consisted of a $6,229,750 loss on the change in fair value of warrant liabilities, $9,306,623 in formation and operating costs, and a loss on exchange rate of $17,539, offset by $11,139,272 in interest income on Investments held in Trust Account.

For the year ended December 31, 2022, we had net income of $26,966,513 which was comprised of a $24,286,750 gain from change in warrant liability, a $9,239 gain on foreign exchange, and $5,075,756 in interest earned on Investments held in trust account offset by $2,405,232 in formation and operating expense.

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor to cover for certain expenses on our behalf in exchange for the issuance of the 8,625,000 founder shares, and the loans entered into in the principal amount of up to $2,000,000 (the “March 2023 Loan”), in the principal amount of $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”) and in the principal amount of up to $1,250,000 (the “Second November 2023 Loan,” collectively, the “Loans”) with an affiliate of the sponsor to provide the Company with additional working capital and to fund Extension Contributions into the trust account until the earlier of a completion of a business combination or the Extended Date.

For the year ended December 31, 2023, we utilized $1,830,333 in operating activities, which was largely driven by an increase of $6,980,366 in accounts payable and accrued expenses, $513,463 in Prepaid and other as well as a $6,229,750 change in fair value of our warrant liabilities, offset by $11,076,566 in interest earned and a $62,706 interest receivable, both on our Investments held in the trust account.

For the year ended December 31, 2023, we were provided $240,349,972 from our investing activities, which was primarily driven by $243,649,972 redemptions as a result of our extraordinary shareholder meetings offset by $3,300,000 in Contributions.

For the year ended December 31, 2023, we utilized $238,899,972 in our financing activities, which was the result of the $243,649,972 payout of redemptions by our shareholders offset by $4,750,000 in proceeds from our promissory note.

The net proceeds from the sale of the units in our IPO and the sale of the private placement warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which was put into the trust account and includes the deferred underwriting commissions described above. The proceeds held in the trust account are invested in an interest-bearing account until the earlier of the consummation of our initial business combination or liquidation. Our shareholders have exercised their right of redemption in the amount of $243,649,972, which leaves $127,703,238 in proceeds and interest earned in the trust account as of December 31, 2023.

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

Prior to the completion of our initial business combination, as of December 31, 2023, we have available to us approximately $98,676 of proceeds held outside the trust account, as well as any funds from loans from our sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On March 7, 2023, we entered into a non-interest bearing convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of our sponsor’s affiliates to provide us with additional working capital and to fund the initial Contributions described below. The portion of the March 2023 Loan used to provide us with additional working capital was not deposited into our trust account. If we do not consummate an initial business combination, the March 2023 Loan is to be repaid only from funds held outside of the trust account or would have been forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its private placement warrants and the fact that a business combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.

On March 14, 2023, we convened the First Extraordinary General Meeting virtually, at which our sponsor agreed, by making monthly advancements on the March 2023 Loan, to contribute Extension Contributions into the trust account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and the Extended Date.

In addition, on July 6, 2023, November 15, 2023 and November 27, 2023, the Company entered into non-interest bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”) and in the principal amount of up to $500,000 (the “November 2023 Loan”) and in the principal amount of up to $1,250,000 (the “Second November 2023 Loan” collectively, together with the March 2023 Loan, the July 2023 Loan and the November 2023 Loan, the “Loans”) with an affiliate of the sponsor to provide the Company with additional working capital and to fund monthly contributions into the trust account until the earlier of a completion of a business combination or the Extended Date. The July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan bear no interest and shall be due and payable on the earlier of (i) the date on which the Company consummates a business combination or (ii) the date of that the winding up of the Company is effective. If the Company does not consummate an initial business combination by the Extended Date, the July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. If at any time the board of directors determines that the Company will not be able to consummate an initial business combination by the Extended Date and that the Company shall instead liquidate, the sponsor’s obligation to continue to make contributions shall cease immediately upon such determination.

On December 5, 2023, we convened the Second Extraordinary General Meeting virtually, at which our sponsor agreed, by making monthly advancements on the Loans, to contribute Extension Contributions into the trust account the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each public share that were not redeemed at the Second Extraordinary General Meeting for each monthly period (commencing on December 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and the Extended Date. For the avoidance of doubt, the maximum aggregate Extension Contributions to the trust account shall not exceed $900,000 based on up to six monthly Extension Contributions through the Extended Date.

The total amount outstanding under the Loans entered into on March 7, 2023, July 6, 2023, November 15, 2023, November 27, 2023, and any other Working Capital Loans (as defined below) as of December 31, 2023 was $4,750,000. There was no amount outstanding under any Working Capital Loans as of December 31, 2022.

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

If the Company is not able to consummate a business combination before the end of the Extended Date, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a business combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities.

Under Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), these conditions, including the working capital deficit and proximity to the Extended Date, raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that our plan to consummate a business combination will be successful within the Extension Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We will assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the business combination. As compensation for those services, an advisory fee of $2,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). The Advisory Fee will only become payable in the event the business combination is consummated and as such nothing will be recorded until that time.

Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the business combination is not consummated and $1,000,000 in the event it is consummated. As of December 31, 2023, approximately $1,608,000 has been incurred by the third parties. As the business combination is not yet considered probable, $500,000 of the approximately $1,608,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we consider our critical accounting estimates to be the fair value of our warrants and convertible promissory note (as defined in Item 13 below).

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial statements. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this annual report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2024 for smaller reporting companies (early adoption is permitted effective January 1, 2021). The Company has adopted ASU No. 2020-06 upon inception. The impact to the balance sheet, statement of operations and cash flows was not material.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its financial position, results of operations or financial statement disclosure.

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on the current information.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting in connection with lack of controls to assure the accuracy and completeness of accrued expenses and interest earned in trust account.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over recognition of accrued expenses was not effectively designed or maintained. Our management performed additional analysis as deemed necessary to ensure that our financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting practices in the United States. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management team, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness described above, our management team has performed additional accounting and financial analyses and other post-closing procedures. We have enhanced, and will continue to enhance, our internal controls and procedures. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

In light of the material weakness described above, our management team has performed additional accounting and financial analyses and other post-closing procedures. We have enhanced, and will continue to enhance, internal controls and procedures. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Item 9B.	Other Information.

During the fiscal year ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s ordinary shares that was intended to satisfy the affirmative defense conditions of Exchange Act, Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Hazem Ben-Gacem	53	Chairman
Peter McKellar	58	Vice-Chairman
Pam Jackson	65	Director
Laurence Ponchaut	53	Director
Adah Almutairi	47	Director
Baroness Ruby McGregor-Smith	61	Chief Executive Officer
Alptekin Diler	46	Chief Investment Officer
Craig Sinfield-Hain	51	Chief Financial Officer

Our current directors and officers are as follows:

Hazem Ben-Gacem. Hazem Ben-Gacem has been our Chairman of the board of directors since October 19, 2021. Hazem is Investcorp’s Co-Chief Executive Officer and Co-Chief Executive Officer of CP Holdings Limited with over 25 years of experience in successfully leading private equity investments across North America, Europe, the Middle East and Asia. Prior to Hazem’s appointment as Co-Chief Executive Officer of Investcorp and CP Holdings Limited in 2018, Hazem was the head of the European and Technology Private Equity platforms at Investcorp International Ltd from 2014 through 2018 and, before joining Investcorp International Ltd in 1994, worked at Credit Suisse First Boston’s M&A team from 1992 through 1994. Today, Hazem chairs the investment committees of the firm’s Private Equity activities in Europe, Middle East and Asia and is involved in multiple board directorships of reputable companies. In addition, as of November 2023, Hazem serves as a member of the Board of Investcorp Capital plc, which is an indirect subsidiary of Investcorp Holdings B.S.C.(c) and is listed on the Abu Dhabi Securities Exchange. Hazem is well-qualified to serve as our Chairman due to his extensive experience in private equity along with his leadership experience.

Peter McKellar. Peter McKellar has been our Vice-Chairman of the board of directors since October 27, 2021. Peter McKellar is Chairman of Princess Private Equity Holdings Limited, a FTSE listed company, since November 2023, Deputy Chairman of AssetCo plc, an AIM-quoted company, since January 2021, a non-executive director of 3i Group plc, a FTSE 100 listed company, since June 2021, and a member of the Board of Scottish Enterprise since February 2021. He is a director of a number of other privately held companies. In addition, as of November 2023, Peter serves as a member of the Board of Investcorp Capital plc, which is an indirect subsidiary of Investcorp Holdings B.S.C.(c) and is listed on the Abu Dhabi Securities Exchange. Previously, Peter held roles as Executive Chairman and Global Head of Private Markets at Standard Life Aberdeen plc, the international asset and wealth manager, from 2017 through 2020, and Head of Private Equity and Infrastructure at Standard Life plc, from 2012 through 2017. Peter was also lead manager of Standard Life Private Equity Trust, a London-listed investment company, from 2001 through 2015. Peter is well-qualified to serve as our Vice-Chairman due to his extensive experience in private equity, along with his leadership experience.

Pam Jackson. Pam Jackson serves as a member of our board of directors and chairs our Audit Committee and its Special Committee. Pam was the CEO of WPEI Ltd (trading as Level 20), a not-for-profit organization focused on improving gender diversity in the private equity industry from 2019 to 2023 and remains as a non-executive director of the company. In addition, as of November 2023, Pam serves as a member of the Board of Investcorp Capital plc, which is an indirect subsidiary of Investcorp Holdings B.S.C.(c) and is listed on the Abu Dhabi Securities Exchange. Before Pam’s appointment to Level 20 in 2019, Pam was a partner and supervisory board member at PwC where she held various roles including Middle East Deals leader, private equity and corporate M&A partner from 1990 through 2019. She is a chartered accountant and a chartered tax advisor. She served as a non-executive director of ArtsEd International from 2019 to 2022. Pam is well-qualified to serve as a director due to her extensive experience in private equity along with her leadership experience.

Laurence Ponchaut. Laurence Ponchaut serves as a member of our board of directors. Laurence is the Founder and Managing Director of the consultancy firm Distinct Communication. Previously, Laurence was an economic expert for the European Commission (the Directorate-General for International Partnerships) (1993-1995), a Big4 strategy consultant and the Head of Corporate Reputation for ArcelorMittal (2004-2009). Laurence is involved in multiple board directorships including Letzpact (2021), ProRSE (2017) and was previously a Non-Executive Director of Merlux Maritime SA (2019-2020). Laurence is well-qualified to serve as a director due to her extensive business and leadership experience.

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

Baroness Ruby McGregor-Smith. Baroness Ruby McGregor-Smith has been our Chief Executive Officer since October 27, 2021. Her current Chair appointments are Mind Gym plc, the Institute of Apprenticeships and Technical Education and the Airport Operators Association. She is a non-executive director for the Thames Tideway Tunnel., SNC-Lavalin Inc and Everyman Media Group plc. Ruby was formerly the Chief Executive of the Mitie Group plc from 2007 through 2016, Business Ambassador for the UK Government from 2012 through 2019 and Senior Independent director and non-executive director at Page Group plc from 2007 through 2017.

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

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board of directors has determined that each of Pam Jackson, Laurence Ponchaut and Adah Almutairi is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Compensation Committee

Pam Jackson, Laurence Ponchaut and Adah Almutairi serve as members of our compensation committee. Adah Almutairi chairs the compensation committee. Under the Nasdaq listing standards, all the directors on the compensation committee must be independent. Currently, we do not pay any of our executive officers any salary or benefits.

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

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, prior to the consummation of an initial business combination, the compensation committee is only responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Pam Jackson, Laurence Ponchaut and Adah Almutairi. Laurence Ponchaut serves as chair of the nominating and corporate governance committee. Under the Nasdaq listing standards, all the directors on the nominating and corporate governance committee must be independent. Prior to our initial business combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board of directors.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 8, 2024, and assuming:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of April 8, 2024.

The percentages in the following table assume that there are 20,170,295 ordinary shares issued and outstanding, of which 20,170,294 are Class A ordinary shares and one is a Class B ordinary share.

	Class A Ordinary Shares			Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class		Approximate Percentage of Total Ordinary Shares
Europe Acquisition Holdings Limited(2)	7,079,500		35.1%	1	100.0%		35.1%
Saba Capital Management, L.P.(4)	427,537		2.3%	—	—		2.3%
Hazem Ben-Gacem(2)	—		—	—	—		—
Peter McKellar(5)	575,000		2.9%	—	—		2.9%
Pam Jackson(5)	36,000	*		—	—	*
Laurence Ponchaut(5)	36,000	*		—	—	*
Adah Almutairi(5)	36,000	*		—	—	*
Baroness Ruby McGregor-Smith(5)	862,500		4.3%	—	—		2.0%
Alptekin Diler	—		—	—	—		—
Craig Sinfield-Hain	—		—	—	—		—
All officers and directors as a group (8 individuals)	1,545,500		7.7%	—	—		7.7%

*	Less than one percent.
(1)

Unless otherwise noted, the business address of each of the beneficial owners named in the table below is Century Yard, Cricket Square, Elgin Avenue, PO Box 1111, George Town Grand Cayman, Cayman Islands KY1-1102.

(2)

Europe Acquisition Holdings Limited, our sponsor, is the record holder of the shares reported herein. Europe Acquisition Holdings Limited is a consolidated subsidiary of Investcorp Holdings B.S.C., which is domiciled in Bahrain as a holding company. Based on a Schedule 13G filed on February 14, 2024, the shares are beneficially owned by Europe Acquisition Holdings Limited, Investcorp Investment Holdings Limited, Investcorp S.A., Investcorp Holdings Limited and SIPCO Holdings Limited.

(4)

Based on a Schedule 13G filed on February 9, 2024, the shares are beneficially owned by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein, whose business address is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)	Such shares shall vest and the forfeiture restrictions with respect to such shares shall lapse, upon the successful completion of our initial business combination.

Our shareholders beneficially own 42.8% of the then issued and outstanding ordinary shares. Only our initial shareholders have the right to vote on any resolution of shareholders to appoint or remove directors prior to or in connection with the completion of our initial business combination. Holders of our public shares will not have the right to vote on the appointment of any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our sponsor has purchased an aggregate of 16,700,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $16,700,000 in the aggregate. The private placement warrants are identical to the warrants sold in our IPO except that the private placement warrants, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. A portion of the purchase price of the private placement warrants was added to the proceeds from the IPO to be held in the trust account such that at the time of closing of our IPO, $351,900,000 was held in the trust account. If we do not complete our initial business combination within the Extension Period, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

Europe Acquisition Holdings Limited, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of the sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or our sponsor’s articles of association upon dissolution of our sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

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

On December 22, 2023 and effected on January 2, 2024, the initial shareholders voluntarily elected to convert an aggregate 8,624,999 Class B ordinary shares to Class A ordinary shares on a one-for-one basis in accordance with the amended and restated memorandum and articles of association. All of the terms and conditions applicable to the Class B ordinary shares set forth in the letter agreement continue to apply to the Class A ordinary shares into which the Class B ordinary shares converted, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the trust account or any monies or other assets held therein. Following the conversion, there were 20,170,294 Class A ordinary shares issued and outstanding (constituted by 11,545,295 Class A ordinary shares held by public shareholders and an aggregate 8,624,999 Class A ordinary shares held by the initial shareholders) and one Class B ordinary share issued and outstanding (held by the sponsor). A shareholder’s voting power consists of the combined voting power of the Class A ordinary shares and the Class B ordinary shares owned beneficially by such shareholder. Therefore, there has been no effect to the votes required to approve the proposals in connection with the approval of the business combination and related transactions or the counting of the votes at any meeting of the Company as a result of the conversion.

Simultaneously with the closing of its IPO, the Company consummated the private placement of 16,700,000 private placement warrants at a price of $1.00 per private placement warrant with the sponsor, generating proceeds of $16.7 million. The private placement warrants are identical to the warrants sold in the IPO except that the private placement warrants, so long as they are held by the sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On April 1, 2021, the sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. On December 23, 2021, the Company paid the remaining balance on the Promissory Note.

On March 7, 2023, the Company entered into a non-interest bearing convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2.0 million from one of the sponsor’s affiliates to provide the Company with additional working capital and to fund monthly contributions into the trust account until the earlier of a completion of a business combination or the Extended Date. If the Company does not consummate an initial business combination by the Extended Date, the March 2023 Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

In addition, on July 6, 2023, November 15, 2023 and November 27, 2023, the Company entered into non-interest bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”) and in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”, collectively, together with the March 2023 Loan, the July 2023 Loan, and the November 2023 Loan, the “Loans”) with an affiliate of the sponsor to provide the Company with additional working capital and to fund monthly contributions into the trust account until the earlier of a completion of a business combination or the Extended Date. The July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan bear no interest and shall be due and payable on the earlier of (i) the date on which the Company consummates a business combination or (ii) the date of that the winding up of the Company is effective. If the Company does not consummate an initial business combination by the Extended Date, the July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. If at any time the board of directors determines that the Company will not be able to consummate an initial business combination by the Extended Date and that the Company shall instead liquidate, the sponsor’s obligation to continue to make contributions shall cease immediately upon such determination.

As of April 8, 2024, the Loans amounted to a total principal amount of $5,450,000, and the Company had made thirteen Extension Contribution payments to the trust account. In addition, as of April 8, 2024, a total of approximately $129.7 million was held in the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of the warrants would be identical to the terms of the private placement warrants. As of December 31, 2023, the Company had no outstanding borrowings under the Working Capital Loans.

The Company’s majority owner is the sponsor. OpSec’s majority owner is ITSF. The sponsor and ITSF are both affiliates of Investcorp Holdings B.S.C.(c), which ultimately owns both the sponsor and ITSF. Because the Company and ITSF are ultimately controlled by the same entity, Investcorp Holdings B.S.C.(c), the business combination and related transactions are related-party transactions for the Company.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 totaled $243,186. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for audit related fees for the year ended December 31, 2023.

Tax Fees. We did not pay Marcum for tax fees for the year ended December 31, 2023.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2023.

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

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description

2.1	Business Combination Agreement, dated April 25, 2023, by and among Investcorp Europe Acquisition Corp I, OpSec Holdings, Opal Merger Sub I, Opal Merger Sub II, Orca Holdings Limited, Orca Midco Limited, Orca Bidco Limited, Investcorp Technology Secondary Fund 2018 L.P. and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on April 26, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated December 14, 2023, by and among the Company, OpSec Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018 L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on December 14, 2023).

2.3	Amendment No. 2 to the Business Combination Agreement, dated March 10, 2024, by and among the Company, OpSec Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018 L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on March 11, 2024).

2.4	Consent, dated as of March 10, 2024, by and among the Company, OpSec Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018, L.P., Mill Reef Capital Fund SCS and, for the purposes of certain sections therein, Crane NXT, Co. (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed with the SEC on March 11, 2024).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on December 7, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

4.4	Warrant Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022).

10.1	Amended and Restated Promissory Note, dated November 3, 2021, by and between Investcorp Europe Acquisition Corp I as the maker and Europe Acquisition Holding Limited as the payee (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

10.2	Letter Agreement, dated December 14, 2021, among the Company, its officers and directors and Europe Acquisition Holding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.3	Amendment No. 1 to Letter Agreement, dated April 25, 2023, by and among Europe Acquisition Holdings Limited, the Company, Hazem Ben-Gacem, Peter McKellar, Pamela Jackson, Laurence Ponchaut, Adah Almutairi, Baroness Ruby McGregor-Smith, Alptekin Diler and Craig Sinfield-Hain (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 26, 2023).

Exhibit Number	Description

10.4	Investment Management Trust Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.5	Amendment No. 1 to the Investment Management Trust Agreement, dated December 11, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 14, 2023).

10.6	Registration Rights Agreement, dated December 14, 2021, among the Company and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.7	Private Placement Warrants Purchase Agreement, dated December 14, 2021, between the Company and Europe Acquisition Holding Limited (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.8	Form of Indemnity Agreement, dated December 14, 2021, between the Company and its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).

10.9	Securities Subscription Agreement, dated April 1, 2021, between the Company and Europe Acquisition Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

10.10	Surrender Share Letter dated October 25, 2021, between the Company and Europe Acquisition Holdings Limited (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

10.11	Backstop Agreement, dated April 25, 2023, by and among Europe Acquisition Holdings Limited, the Company, Orca Holdings Limited and OpSec Holdings (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 26, 2023).

10.12	Sponsor Support Agreement, dated April 25, 2023, by and among Europe Acquisition Holdings Limited, OpSec Holdings, the Company, Peter McKellar, Pamela Jackson, Laurence Ponchaut, Adah Almutairi and Baroness Ruby McGregor-Smith (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 26, 2023).

10.13	Loan Agreement, dated March 7, 2023, between the Company and Investcorp Funding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 7, 2023).

10.14	Loan Agreement, dated July 6, 2023, between the Company and Investcorp Funding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 10, 2023).

10.15	Loan Agreement, dated November 15, 2023, between the Company and Investcorp Funding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 16, 2023).

10.16	Loan Agreement, dated November 27, 2023, between the Company and Investcorp Funding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 27, 2023).

14.1*	Code of Business Conduct and Ethics.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Dodd-Frank Clawback Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	Form 10–K Summary.

Not applicable.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on this 11th day of April, 2024.

INVESTCORP EUROPE ACQUISITION CORP I

By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Baroness Ruby McGregor-Smith Baroness Ruby McGregor-Smith	Chief Executive Officer	April 11, 2024

/s/ Craig Sinfield-Hain Craig Sinfield-Hain	Chief Financial Officer	April 11, 2024

/s/ Hazem Ben-Gacem Hazem Ben-Gacem	Chairman	April 11, 2024

/s/ Peter McKellar Peter McKellar	Vice-Chairman	April 11, 2024

/s/ Pamela Jackson Pamela Jackson	Director	April 11, 2024

/s/ Laurence Ponchaut Laurence Ponchaut	Director	April 11, 2024

/s/ Adah Almutairi Adah Almutairi	Director	April 11, 2024

INVESTCORP EUROPE ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Investcorp Europe Acquisition Corp I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Investcorp Europe Acquisition Corp I (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes

(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Company that was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses on or before April 17, 2024, or by making certain extension deposits into the Company’s Trust Account, extend the business combination deadline by an additional two months through June 17, 2024. The Company entered into a business combination agreement with a business combination target on April 25, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to June 17, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after June 17, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Houston, Texas
Apri
l 11, 202
4

INVESTCORP EUROPE ACQUISITION CORP I
BALANCE SHEETS

	As of December 31, 2023	As of December 31, 2022
Assets
Current Assets
Cash	$98,676	$479,009
Prepaid expenses	76,239	589,702
Interest receivable	62,706	—

Total Current Assets	237,621	1,068,711
Investments held in Trust Account	127,703,238	356,976,644

Total Assets	$127,940,859	$358,045,355

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$8,264,657	$1,284,291
Note Payable to Sponsor	4,750,000	—

Total Current Liabilities	13,014,657	1,284,291
Warrant liabilities	7,782,000	1,552,250
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	$32,871,657	$14,911,541

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 11,545,295 shares at $11.07 and 34,500,000 shares at $10.35 per share redemption value at December 31, 2023 and December 31, 2022, respectively	127,765,944	356,976,644
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 8,624,999 and none issued and outstanding at December 31, 2023 and December 31, 2022 (excluding 11,545,295 and 34,500,000 shares subject to possible re de mp ti on, respectiv el y)	863	—
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 1 and 8,625,000 issued and outstanding shares at December 31, 2023 and December 31, 2022, respectively	—	863
Accumulated deficit	(32,697,605)	(13,843,693)

Total Shareholders’ Deficit	(32,696,742)	(13,842,830)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$127,940,859	$358,045,355

The accompanying notes are an integral part of these financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Formation and operating costs	9,306,623	2,405,232

Loss from Operations	(9,306,623)	(2,405,232)
Other income (expense)
Change in fair value of warrant liabilities	(6,229,750)	24,286,750
Interest earned on Investments held in Trust Account	11,139,272	5,075,756
Gain (loss) on foreign exchange	(17,539)	9,239

Total other income	4,891,983	29,371,745

Net Income (Loss)	$(4,414,640)	$26,966,513

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	21,277,530	34,500,000

Basic and diluted net income (loss) per redeemable Class A ordinary share	$(0.15)	$0.63

Basic and diluted weighted average non-redeemable ordinary shares outstanding	8,625,000	8,625,000

Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.15)	$0.63

The accompanying notes are an integral part of these financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	—	8,625,000	$863	—	$(13,843,693)	$(13,842,830)
Extension Contribution						(3,300,000)	(3,300,000)
Remeasurement of redeemable shares to redemption value	—	—	—	—	—	(11,139,272)	(11,139,272)
Conversion of Sponsor shares	8,624,999	863	(8,624,999)	(863)	—	—	—
Net loss	—	—	—	—	—	(4,414,640)	(4,414,640)

Balance - December 31, 2023	8,624,999	$863	1	$—	—	$(32,697,605)	$(32,696,742)

The accompanying notes are an integral part of these financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional paid-in capital	Accumulated deficit	Total Shareholder’s Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	—	8,625,000	$863	—	$(35,828,005)	$(35,827,142)
True up for over-accrual of offering costs						94,443	94,443
Remeasurement of redeemable shares to redemption value	—	—	—	—	—	(5,076,644)	(5,076,644)
Net income	—	—	—	—	—	26,966,513	26,966,513

Balance - December 31, 2022	—	—	8,625,000	$863	—	$(13,843,693)	$(13,842,830)

The accompanying notes are an integral part of these financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(4,414,640)	$26,966,513
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest earned on Investments held in Trust Account	(11,076,566)	(5,075,756)
Change in fair value of warrant liabilities	6,229,750	(24,286,750)
Changes in operating assets and liabilities:
Prepaid and other	513,463	479,838
Interest receivable	(62,706)	—
Accounts payable and accrued expenses	6,980,366	(32,522)
Accrued offering expenses	—	(205,244)

Net cash used in operating activities	(1,830,333)	(2,153,921)
Cash Flows from Investing Activities:
Extension Contributions	(3,300,000)	—
Withdrawal from Trust Account for Redemptions	243,649,972	—

Net cash provided by investing activities	240,349,972	—
Cash Flows from Financing Activities:
Proceeds from affiliate promissory note	4,750,000	—
Redemptions	(243,649,972)	—

Net cash used in financing activities	$(238,899,972)	$—
Net change in cash	(380,333)	(2,153,921)
Cash at beginning of period	479,009	2,632,930

Cash at end of period	$98,676	$479,009

Supplemental disclosure of cash flow information:
Remeasurement of ordinary shares to redemption value	$11,139,272	$5,076,644

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
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through December 31, 2023 relates to the Company’s formation and initial public offering (the “IPO”) of units described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest.
The registration statement for the Company’s IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, the Company consummated its IPO of 34,500,000 units, which included the full exercise of the underwriters’ over-allotment option of 4,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed further in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 16,700,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “warrants”), at a price of $1.00 per Private Placement Warrant in a private placement to Europe Acquisition Holdings Limited (the “Sponsor”) generating proceeds of $16,700,000.
Following the closing of the IPO on December 17, 2021, $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. Prior to December 14, 2023, funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the
24-month
anniversary of the Effective Date of the registration statement relating to the Company’s IPO, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of its initial Business Combination or liquidation. In connection with such instructions, on December 14, 2023, the Company and Continental entered into an amendment to the Investment Management Trust Agreement dated December 11, 2021 (the “Trust Agreement”), which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest bearing account.
Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 15 months from the closing of the initial public offering or such other date as determined in accordance with the terms of the Business Combination Agreement (the “Extension Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business
Combination activity; and (iii) absent an initial Business Combination within the Extension Period, the return of the funds held in the Trust Account to the Company’s public shareholders as part of the redemption of the Public Shares.
If the Company has not consummated the initial Business Combination within the Extension Period, the public shareholders may receive only approximately $10.20 per Public Share, or less in certain circumstances, on the liquid
a
tion of the

Trust Account and the warrants will expire worthless.
If the Company seeks shareholder approval to proceed with a Business Combination, a majority of the shares voted in favor of the Business Combination would be required. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.
Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extension Period and (c) not to propose an amendment to the Articles (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the public shareholders with the op
p
ortunity to redeem their Public Shares in conjunction with any such amendment.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extension Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Extension Period; and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $
1
0
.
20
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
Extraordinary General Meetings
On March 14, 2023, the Company convened an Extraordinary General Meeting (the “First Extraordinary General Meeting”) virtually, to vote on the proposals described below. A total of 34,372,929 of the Company’s Class A ordinary shares (the “Class A Ordinary Shares”) and Class B Ordinary Shares (the “Class B Ordinary Shares” and, together with the Class A Ordinary Shares, the “Ordinary Shares”), or 79.1% of the Company’s outstanding shares as of February 22, 2023, the record date for the First Extraordinary General Meeting, were represented virtually or by proxy at the First Extraordinary General Meeting.

As approved by its shareholders at the First Extraordinary General Meeting, the Company filed an amendment (the “First Extension Amendment”), which (i) extended the date by which the Company must consummate its initial business combination from March 17, 2023 to December 17, 2023 and (ii) removed the limitation that the Company shall not redeem Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment”).
Additionally, at the First Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. In connection with the vote to approve the First Extension Amendment and the Redemption Limitation Amendment, the holders of 15,494,333 Class A Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.43 per share for an aggregate redemption amount of approximately $161.6 million, leaving 19,005,667 Public Shares remaining outstanding. Following this redemption, the balance in the Trust Account was approximately $198.2 million.
In connection with the approval of the First Extension Amendment, the Sponsor agreed, by making monthly advancements on the March 2023 Loan (as defined below), to contribute (each such contribution, an “Extension Contribution”) into the Trust Account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17 th
 day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and the December 17, 2023. As of December 31, 2023, the Company made nine contribution payments pursuant to the March 2023 Loan, the July 2023 Loan and the November 2023 Loan (as defined below), each in the amount of $
350,000,
as described below under “Liquidity, Capital Resources and Going Concern.”
On December 5, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”), at which holders of public shares approved an amendment to the Company’s Articles to extend the date by which the Company must complete its initial business combination from December 17, 2023 to June 17, 2024 (the “Extended Date”). As a result of the approval of the extension to June 17, 2024, the Sponsor agreed, by making monthly advancements on the Loans (as defined below), to make Extension Contributions into the Trust Account in the amount of the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each Class A Ordinary Share included as part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the Second Extraordinary General Meeting on December 5, 2023 for each monthly period (commencing on December 17, 2023 and ending on the 17 th
 day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and the Extended Date. For the avoidance of doubt, the maximum aggregate Extension Contributions to the Trust Account shall not exceed $900,000 based on up to six monthly Extension Contributions through the Extended Date. As of December 31, 2023, the Company had made one Extension Contribution pursuant to the Second November 2023 Loan in the amount of $150,000. Subsequent to December 31, 2023 but prior to the issuance of these financial statements, the Company has made an additional three Extension Contributions in the aggregate of $450,000. The Company will make an additional two Extension Contributions in the aggregate of $300,000 on each of April 17, 2024 and May 17, 2024.
Prior to December 14, 2023, funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the
24-month
anniversary of the effective date of the registration statement relating to the Company’s IPO, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of its initial Business Combination or liquidation. In connection with such instructions, on December 14, 2023, the Company and Continental entered into an amendment to the Trust Agreement to specifically allow the investment of those funds into an interest bearing account.
Liquidity, Capital Resources and Going Concern
As of December 31, 2023, the Company had $98,676 in its operating bank accounts and a working capital deficit of $12,777,036
. For the year ended December 31, 2023, approximately $
11,076,566 of the amount on deposit in Investments held in the Trust Account represented interest income and $3,300,000 represented an Extension Contribution, all of which are available to pay the Company’s tax obligations, if any. Additionally, as of December 31, 2023, there was an interest
receivable of $62,706, which w
a
s deposited into the Trust Account on January 2, 2024.

The Company’s liquidity needs up to December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 6). In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of December 31, 2023, there were no amounts outstanding under any Working Capital Loans.
On March 7, 2023, the Company entered into a
non-interest
bearing convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide it with additional working capital and to fund the Extension Contributions described above. The portion of the March 2023 Loan used to provide the Company with additional working capital was not deposited into the Trust Account. If the Company does not consummate an initial business combination, the March 2023 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.
On March 14, 2023, the Company convened the First Extraordinary General Meeting, at which the Sponsor agreed, by making monthly advancements on the March 2023 Loan, to contribute into the Trust Account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each Public Share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and December 17, 2023.
In addition, on July 6, 2023, November 15, 2023 and November 27, 2023, the Company entered into non-interest
bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”) and in the principal amount of up to $500,000 (the “November 2023 Loan”) and in the principal amount of up to $1,250,000 (the “Second November 2023 Loan” collectively, together with the March 2023 Loan, the July 2023 Loan and the November 2023 Loan, the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund Extension Contributions into the Trust Account until the earlier of a completion of a business combination or the Extended Date. The July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan bear no interest and shall be due and payable on the earlier of (i) the date on which the Company consummates a business combination or (ii) the date of that the winding up of the Company is effective. If the Company does not consummate an initial business combination by the Extended Date, the July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If at any time the board of directors of the Company (the “Company Board”) determines that the Company will not be able to consummate an initial business combination by the Extended Date and that the Company shall instead liquidate, the Sponsor’s obligation to continue to make the Extension Contributions shall cease immediately upon such determination.
On December 5, 2023, in connection with Second Extraordinary General Meeting, the Sponsor agreed, by making monthly advancements on the Loans, to make extension contributions into the Trust Account in the amount of the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each Class A Ordinary Share included as part of the units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the Second Extraordinary General Meeting for each monthly period (commencing on December 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and the Extended Date.
The total amount outstanding under the Loans entered into on March 7, 2023, July 6, 2023, November 15, 2023, November 27, 2023, and any other Working Capital Loans as of December 31, 2023 was $4,750,000. There was no amount outstanding under any Working Capital Loans as of December 31, 2022.
If the Company is not able to consummate a Business Combination before the end of the Extended Date, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities.

Under Accounting Standards Update (ASU)
2014-15,
“Presentation of Financial Statements—Going Concern (Subtopic
205-40):
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU
2014-15”),
these conditions, including the working capital deficit and proximity to the Extended Date, raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that our plan to consummate a business combination will be successful within the business combination period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $98,676 and $479,009 as of December 31, 2023 and December 31, 2022, respectively. The Company had no cash equivalents as of December 31, 2023 and December 31, 2022.
Investments Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from Investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of Investments held in the Trust Account are determined using available market information. As of December 31, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash and money market mutual funds in the amount of $127,703,238 and $356,976,644, respectively. Additionally, as of December 31, 2023, there was a
n
interest
receivable in the amount of $62,706, which was deposited into the Trust Account o
n
January 2, 2024.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.
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
Net Income (Loss) Per Ordinary Share
The Company’s statements of operations include a presentation of net income (loss) per share for Ordinary Shares subject to possible redemption and applies the two-class
method in calculating net income per share. Net income (loss) per Ordinary Share, basic and diluted, is calculated by dividing the pro-
rata allocation of net income (loss) for each class, by the weighted average number of redeemable Class A and non-redeemable
Ordinary Shares outstanding for the period. Net income (loss) is allocated pro-rata
between redeemable Class A and
non-redeemable

Ordinary Shares
based on their respective weighted average shares outstanding for the period. As of December 31, 2023, the potential Ordinary Shares for outstanding Public and Private Warrants to purchase the Company’s Ordinary Shares were excluded from diluted earnings per share for the period ended December 31, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per Ordinary Share is the same as basic net income (loss) per Ordinary Share for the period.
The following table reflects the calculation of basic and diluted net income (loss) per Ordinary Share (in dollars, except per share amounts) for the years ended December 31, 2023 and December 31, 2022:

	For the Year ended		For the Year ended
	December 31, 2023		December 31, 2022
	Redeemable Class A Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(3,141,294)	$(1,273,346)	$21,573,210	$5,393,303

Denominator:
Weighted-average shares outstanding	21,277,530	8,625,000	34,500,000	8,625,000

Basic and diluted net income (loss) per share	$(0.15)	$(0.15)	$0.63	$0.63

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
The 33,950,000 warrants issued in connection with the IPO and the Private Placement (including the 17,250,000 public warrants included in the Units and the 16,700,000 Private Placement Warrants, collectively, the “Warrants”) were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

Accordingly, as of December 31, 2023 and December 31, 2022, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid-in capital
and accumulated deficit.
As of December 31, 2023 and December 31, 2022, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	December 31, 2023	December 31, 2022
As of beginning of the period, January 1	$356,976,644	$351,900,000
Less:
Redemptions as a result of Special Shareholder Meeting	(243,649,972)	—
Plus:
Extension Contribution	3,300,000	—
Remeasurement of carrying value to redemption value	11,139,272	5,076,644

Class A Ordinary Shares subject to possible redemption	$127,765,944	$356,976,644
Income Taxes
The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability, method as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carr
y
ing amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.
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
There were no unrecognized tax benefits as of December 31, 2023. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
more convertible debt instruments will be accounted for as a single liability measured at amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted ASU
No. 2020-06

upon inception
.
The impact to the balance sheet, statement of operations and cash flows was not material.

In December 2023, the FASB issued ASU No
2023-09,
Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU
2023-09”)
in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU
2023-09
is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU
2023-09
on its financial position, results of operations or financial statement disclosure.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3— Initial Public Offering
On December 17, 2021 the Company sold 34,500,000 Units, which included 4,500,000 units from the underwriters’ full exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000. Each Unit consists of one Class A Ordinary Share and one-half
of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 9).
Following the closing of the IPO on December 17, 2021 an aggregate of $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. Prior to December 14, 2023, funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the
24-month
anniversary of the effective date of the registration statement relating to the Company’s IPO, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of its initial business combination or liquidation. In connection with such instructions, on December 14, 2023, the Company and Continental entered into an amendment to the Trust Agreement to specifically allow the investment of those funds into an interest bearing account.
Transaction costs of the IPO amounted to $20,078,227 consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,103,227 of other offering costs. Of the transaction costs, $19,224,170 was included in additional paid-in
capital and $854,057 was included in accumulated deficit.

Note 4—Signed Business Combination Agreement
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
Following consummation of the above-described transactions (the “Transactions”), the Company will be a wholly-owned subsidiary of Pubco, and OpSec will be a wholly-owned subsidiary of Pubco. OpSec will hold approximately 97% of the issued and outstanding equity of its underlying operating subsidiaries. The Transactions are expected to close in the second half of 2024, subject to customary closing conditions, including the required approval by the shareholders of the Company. Other than pursuant to the terms and conditions set forth in the Backstop Agreement, there are no other financial closing conditions of the Transactions that would preclude closing once shareholder approval is obtained.
Each Unit of the Company outstanding immediately prior to the Second Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one Class A Ordinary Share and one-half
of a Warrant, which underlying securities shall be converted as set forth below and in accordance with the terms and conditions of the Business Combination Agreement.
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
(2)
Warrants
: Each Warrant outstanding immediately prior to the Second Merger Effective Time shall cease to represent a right to acquire the number of Class A Ordinary Shares set forth in such warrant and will be exchanged for a Warrant to acquire one Pubco Ordinary Share. Each of the Pubco Warrants shall have, and be subject to, substantially the same terms and conditions set forth in the Company’s Public Warrants.
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
In connection with the Business Combination Agreement, the Company entered into the following agreements:
Backstop Agreement
: On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, OpSec and Pubco entered into a backstop agreement (the “Backstop Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, the Sponsor has committed to purchase, prior to the Second Merger Closing, equity securities of Pubco, in a private placement, for an aggregate purchase price not to exceed $50 million, to backstop certain redemptions by public shareholders of the Company.
Insider Letter Amendment
: On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Company and the Sponsor Members have entered into an amendment to that certain Letter Agreement, dated as of December 14, 2021, by and among the Company and the Sponsor Members (the “Insider Letter”), pursuant to which, among other things, the Insider Letter was amended to reduce period of time during which the Sponsor Members have agreed not to transfer their Pubco Ordinary Shares issued in respect of the exchange of their Class B Ordinary Shares.

Sponsor Support Agreement
: On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor Members, Pubco and the Company have entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, (1) each Sponsor Member agreed (a) to vote all Ordinary Shares of the Company held by such Sponsor Member in favor of the Business Combination Agreement and the Transactions, (b) 50% of the Pubco Ordinary Shares held by such Sponsor Member as of immediately following the Second Merger Effective Time and after giving effect to the Share Cancellation (as defined below) shall be placed in escrow pursuant to an escrow agreement to be mutually agreed upon, by and among the Sponsor Members, Pubco and a mutually agreed upon escrow agent (the “Sponsor Earnout Shares”) and (c) to abstain from exercising any redemption rights in connection with the redemption of any Class A Ordinary Shares, and (2) the Sponsor further agreed to (a) along with certain other Sponsor Members, surrender for nil consideration and cancel immediately prior to the Share Contribution, but subject to the consummation of the Second Merger, in aggregate, 2,555,100 Class B Ordinary Shares held by such Sponsor Member as of immediately prior to the Share Contribution (the “Share Cancellation”), (b) transfer to the OpSec Shareholders immediately following the Share Contribution, but subject to the consummation of the Second Merger, 2,050,000 Warrants held by the Sponsor and (c) reimburse the Company for expenses in excess of $20,000,000, unless such excess expenses have otherwise been approved in writing by OpSec, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Earnout Shares shall be released from escrow pursuant to such escrow agreement and delivered to such Sponsor Member upon the occurrence of a Triggering Event.
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
Registration Rights Agreement
: In connection with the Transactions, at the Second Merger Closing, and subject to the consummation thereof, (1) the registration rights amendment, dated December 14, 2021, by and among the Company and the Sponsor Members, shall be terminated and (2) Pubco, the OpSec Shareholders and the Sponsor Members shall enter into a registration rights agreement, pursuant to which, among other things, the OpSec Shareholders and the Sponsor Members shall be granted customary registration rights, on the terms and subject to the conditions set forth therein.
Warrant Assignment, Assumption and Amendment
: In connection with the Transactions, at or prior to the Second Merger Effective Time, the Company, Pubco and Continental will enter into a warrant assignment, assumption and amendment agreement, which amends that certain warrant agreement, dated December 14, 2021, by and between the Company and Continental, pursuant to which, among other things, (1) the Company will assign to Pubco, and Pubco will assume, all of the Company’s right, title and interest in and to the warrant agreement and (2) each warrant shall be modified to no longer entitle the holder thereof to purchase Class A Ordinary Shares and instead acquire an equal number of Pubco Ordinary Shares.
During the Company’s Second Extraordinary General Meeting on December 5, 2023, holders of public shares approved the proposal to extend the date by which the Company must complete its initial business combination from December 17, 2023 to June 17, 2024.
On December 14, 2023, the Company entered into the first amendment to the Business Combination Agreement (the “First BCA Amendment”) with Pubco, OpSec and the OpSec Shareholders. The First BCA Amendment provided, among other things, that (1) holders of options granted by Orca (“Orca Options”) who are not executives of OpSec have the right to elect to cash out up to 10% of the Orca Options held by such holders, (2) the Orca Options granted to certain OpSec executives in February of 2023 were cancelled and (3) following the consummation of the Transactions, the board of directors of Pubco will consist of seven directors, three of whom shall be “independent directors” as defined under
Rule 10A-3 of
the Securities Exchange Act of 1934, as amended, with three individuals designated by OpSec, two individuals designated by the Company and two individuals appointed jointly by OpSec and the Company.
On March 10, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second BCA Amendment” and, the Original Business Combination Agreement, as amended by the First BCA Amendment and the Second BCA Amendment, the “Business Combination Agreement”), which was entered into concurrently with a stock purchase agreement (the “Divestiture Agreement”) by Orca Midco and
CA-MC
Acquisition UK Ltd. (the “Divestiture Buyer”), pursuant to which, among other things, Orca Midco will sell, and the Divestiture Buyer will purchase, all of the issued and outstanding equity securities of Orca Bidco (the “Divestiture”). Prior to the execution of the Divestiture Agreement, OpSec effected a reorganization of its subsidiaries pursuant to which all of the issued and outstanding equity securities of Orca Holding Denmark APS (“Orca Denmark”), the parent entity of Zacco A/S (“Zacco”), became directly owned by Orca Midco (the “Reorganization”). As a result of the Reorganization, the Divestiture will effect a sale to the Divestiture Buyer of only the OpSec business, which is conducted through Orca Bidco and its subsidiaries (the “Divested Companies”), with the Zacco business being retained by Orca Midco. The Company is currently evaluating whether it is in the best interests of its shareholders to continue to pursue the Business Combination after the consummation of the Divestiture, as the consummation of the Business Combination following the consummation of the Divestiture will result in the Company effecting a business combination with the Zacco business. In connection with the Divestiture Agreement and the Second Amendment to the BCA, the Company entered into a letter agreement, dated March 10, 2024 (the “Consent”), with Pubco, the OpSec Shareholders, and Crane NXT, Co., a Delaware corporation (“NXT”), pursuant to which the Company consented to, among other things, OpSec effecting the Reorganization and Orca Midco entering into the Divestiture Agreement and consummating the Divestiture. Pursuant to the Consent, the Company also releases, relinquishes and discharges any and all existing or potential claims, causes of action and damages (i) against NXT and its affiliates solely in respect of matters relating to the Divestiture arising or occurring prior to the execution of the Divestiture Agreement, and (ii) if the Divestiture is consummated, against the Divested Companies, solely in respect of matters related to the Reorganization, the Divestiture, the Letter Agreement (as defined in the Consent) and the Business Combination Agreement.
In connection with the Reorganization and the Divestiture, the Second BCA Amendment provides for, among other things, (i) that the net proceeds from the Divestiture be deposited in a third-party escrow account and the terms by which such proceeds may be released, (ii) a transition services agreement, (iii) a fairness opinion and (iv) the conversion of Class B Ordinary Shares, which was elected on December 22, 2023 and effected on January 2, 2024 (as described below in Note 12).
Divestiture Proceeds
If the Divestiture is consummated prior to the Second Merger Closing, then concurrently with the consummation of the Divestiture, Orca Midco shall cause the net proceeds of the Divestiture (the “Divestiture Proceeds”) to be deposited into a third-party escrow account (the “Divestiture Proceeds Escrow Account”) with an escrow agent reasonably acceptable to the Company. Such Divestiture Proceeds shall be held in the Divestiture Proceeds Escrow Account pursuant to an escrow agreement to be entered into by and among Orca Midco, Pubco, the Company and the escrow agent, in form and substance acceptable to the Company (the “Divestiture Proceeds Escrow Agreement”), such escrow agent holding such funds as nominee of and for the benefit of Orca Midco, the Company or Pubco, as applicable, subject always to the terms of the Business Combination Agreement and the Divestiture Proceeds Escrow Agreement. The Divestiture Proceeds shall, and the Divestiture Proceeds Escrow Agreement shall provide that the Divestiture Proceeds shall, be released from escrow and payable to (a) Pubco upon the Second Merger Closing, (b) the Company upon certain termination events as described further in the section below entitled “Termination” or (c) Orca Midco (i) upon an amount becoming due and payable by Orca Midco in accordance with the terms of the Divestiture Agreement, with such amount being subject to the review and reasonable confirmation of the Company, or (ii) in connection with a Proceeds Advance (as defined below) as described further in the section below entitled “Proceeds Advance”. The Company is a third-party beneficiary of the provisions of the Divestiture Agreement that give effect to the foregoing.
If the funds from the Divestiture Proceeds Escrow Account are released to Pubco, Pubco will use such funds to (a) promptly pay (or cause to be promptly paid) all of the Company’s Expenses, and (b) within 14 days following the Second Merger Closing, to the extent permitted by applicable Law and subject to the determination of the Pubco Board that it is in the best interests of the holders of Pubco Ordinary Shares, make a dividend to all holders of Pubco Ordinary Shares in such amount as determined by the Pubco Board, which such dividend shall be paid in cash or, at the election of the applicable holder of such Pubco Ordinary Shares, in kind in Pubco Ordinary Shares. If declared, such dividend shall not be less than an amount as is necessary to enable ITSF to receive dividends in an amount which is, in the aggregate, equal to amount of any Proceeds Advance. In lieu of a dividend, the Pubco Board may also approve and effect a tender offer, repurchase of shares or other similar process by which the holders of Pubco Ordinary Shares receive the same economic benefit (including as regards the receipt of cash proceeds) as if a dividend had been declared.
Divestiture Transition Matters
Following the date of the Divestiture Agreement and prior to the consummation of the Divestiture, Orca Midco and the Divestiture Buyer shall use commercially reasonable efforts to negotiate and enter into, in form and substance reasonably acceptable to the Company, a transition services agreement in the form appended to the Divestiture Agreement, pursuant to which, among other things, Orca Midco and its Subsidiaries (including the Zacco Companies, but excluding the Divested Companies), on the one hand, and the Divestiture Buyer and the Divested Companies, on the other hand, shall provide certain transitional services to one another from and after the Divestiture Closing on the terms and conditions set forth therein. The Company is a third-party beneficiary of the provisions of the Divestiture Agreement that give effect to the foregoing.
Prior to the consummation of the Divestiture, OpSec shall cause Orca Midco to negotiate and enter into, in form and substance reasonably acceptable to the Company, a transition services agreement, side letter or other agreement with each of Selva Selvaratnam and Beverly Dew pursuant to which, from and after the Divestiture Closing, each of them shall render all such services to Orca Midco and/or the Zacco Companies as shall be reasonably agreed between Orca Midco and each of Selva Selvaratnam and Beverly Dew, including providing support reasonably necessary to complete the Transactions.

Fairness Opinion
Following the execution of the Second BCA Amendment, the Company will use commercially reasonable efforts to obtain from an independent valuation firm a customary opinion that the exchange ratio, after giving effect to the consummation of the Divestiture and the consummation of the Transactions, is fair, from a financial point of view, to the Company’s public shareholders holding Class A Ordinary Shares (other than Sponsor) (the “Fairness Opinion”).
In the event that the Company is unable to obtain the Fairness Opinion, (a) the number of Pubco Ordinary Shares issuable to the OpSec Shareholders at the Share Contribution Closing and (b) the number of Sponsor’s Founder Shares subject to the Share Cancellation shall be adjusted, in each case, to reflect an enterprise value (on a debt free, cash free basis) of the Zacco companies of $160,000,000 (subject to an increase or decrease by up to $16,000,000 to reflect the enterprise value stated in the Fairness Opinion); provided, that (i) any adjustments made pursuant to the foregoing clauses (a) and (b) are made pro rata and only to the extent necessary to enable the independent valuation firm to deliver the Fairness Opinion, and (ii) for the purposes of clause (b), all Founder Shares shall be treated as fully vested.
Representations and Warranties; Covenants
The Second BCA Amendment adds certain representations and warranties with respect to Zacco and its subsidiaries, including with respect to (a) its material contracts, (b) its ownership of intellectual property, (c) its top customers and suppliers and (d) the sufficiency of the assets of Zacco and its subsidiaries for the operation of the Zacco business. The Second BCA Amendment also requires OpSec to deliver a supplement to their disclosure schedules within 14 days of the execution of the Second BCA Amendment, which supplement will provide additional disclosures regarding the Zacco business.
The Second BCA Amendment also added certain covenants regarding the operation of the Zacco business between the signing of the Second BCA Amendment and the consummation of the Transactions. Additionally, the covenants regarding the operation of OpSec and its subsidiaries have been amended to permit the Divestiture in accordance with the terms and subject to the conditions set forth in the Divestiture Agreement. Furthermore, OpSec will be required to deliver, as soon as reasonably practicable following the execution of the Second BCA Amendment, to Pubco and the Company (a) audited financial statements of the Zacco business for fiscal years 2022 and 2023 and (b) pro forma financial statements of OpSec reflecting the acquisition of the Zacco business and the Divestiture.
The Second BCA Amendment also requires the Company to use commercially reasonable efforts to obtain the approval of the Company’s shareholders to approve an extension of the period of time that the Company is afforded under its organizational documents to consummate a business combination from June 17, 2024 to December 17, 2024. To the extent such extension is approved, December 17, 2024 will automatically become the new the date upon which either the Company or OpSec may terminate the Business Combination Agreement in accordance with the terms thereof in the event that the Transactions have not yet been consummated.
Termination
The Second BCA Amendment adds a new right to terminate the Business Combination Agreement in favor of the Company in the event that (a) the Company is unable to obtain the Fairness Opinion or (b) the Special Committee has determined in good faith, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A Ordinary Shares (other than Sponsor) in accordance with the Cayman Companies Act. Such termination right may only be exercised by the Company within the two week period following the consummation of the Divesture (the “Post-Divestiture Termination Period”).
The Second BCA Amendment also requires that certain amounts be paid by OpSec to the Company upon certain terminations of the Business Combination Agreement which amounts must be paid upon the earlier of (a) the consummation of the Divestiture and (b) the Extended Date.
The amounts payable to the Company and the termination events triggering their payment are: (a) upon a termination by the Company or OpSec due to the failure of the Transactions to be consummated by
June 17, 2024
, (i) $30,000,000 if such termination occurs during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurs at any other time, in each case, so long as the Company is not the cause of such failure; (b) upon a termination by the Company or OpSec due to a governmental order that permanently prohibits the consummation of the Transactions, (i) $30,000,000 if such termination occurs during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurs at any other time, in each case, so long as the Company is not the cause of such governmental order; (c) upon a termination by the Company due to a material breach of the Business Combination Agreement by OpSec or the OpSec Shareholders, $30,000,000 (or, alternatively, the Company may initiate an action against OpSec and/or the OpSec Shareholders to seek damages); and (d) upon a termination by the Company due to either (i) the inability of the Company to obtain the Fairness Opinion or (ii) a good faith determination by the Special Committee, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A Ordinary Shares (other than Sponsor) in accordance with the Cayman Companies Act, $30,000,000. Except for any amounts payable to the Company described in clause (d) above, all termination amounts payable to the Company shall be due and payable when such amounts have been (A) agreed in writing by the Company and OpSec or (B) determined by a court of competent jurisdiction.
Proceeds Advance
In the event that the Divestiture has been consummated and the Transactions have not been consummated by August 26, 2024, Orca Midco shall be provided an advance from the Divestiture Proceeds held in the Divestiture Proceeds Escrow Account (a “Proceeds Advance”) pursuant to a promissory note in form and substance acceptable to the Company in the principal amount of $73,800,000 on the same terms, structure and conditions, including, but not limited to, interest rate, security and guarantees, as ITSF’s current facility (the “Promissory Note”) to enable ITSF to satisfy its obligations under such facility for which payment will have been triggered by the consummation of the Divestiture. Once the Transactions have been consummated, the outstanding balance under the Promissory Note will be set off against any shareholder distributions made by Pubco which would otherwise have been payable to ITSF.
Conversion of Class B Ordinary Shares
The Second BCA Amendment provides for the conversion of the Class B Ordinary Shares into Class A Ordinary Shares, which was elected on December 22, 2023 and effected on January 2, 2024.
Subscription Agreement
On December 15, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Pubco, OpSec, and Sakata INX Corporation, a Japanese corporation (the “Subscriber”). Pursuant to the Subscription Agreement, the Subscriber subscribed for 5,000,000 unsecured convertible loan notes (the “Loan Notes”) of $1.00 each issued by OpSec for an aggregate purchase price of $5,000,000 (the “Note Subscription”). On the terms and subject to the conditions set forth in the Loan Notes, including the consummation of the First Merger, the Loan Notes will automatically be novated from OpSec to Pubco and simultaneously will convert into 526,316 Ordinary Shares of Pubco (the “Subscription Shares”), par value $0.0001 per share (the “Share Subscription”). The closing of the Share Subscription will occur following the consummation of the First Merger and before the Second Merger (the “Closing”).
The Subscription Agreement will terminate upon the earlier to occur of (1) such date and time as the Business Combination Agreement is validly terminated in accordance with its terms, (2) upon the mutual written agreement of each of the parties to the Subscription Agreement, (3) if any of the conditions to the Closing are not satisfied, or are not capable of being satisfied, on or prior to the Closing, and as a result thereof, the transactions contemplated by the Subscription Agreement will not be and are not consummated at the Closing and (4) one year from the date of the execution of the Subscription Agreement if the closing of the Business Combination has not occurred.
Pursuant to the Subscription Agreement, Pubco has granted the Subscriber customary registration rights, on the terms and subject to the conditions set forth therein.
At the Closing, Pubco and the Subscriber will enter into
a lock-up agreement,
pursuant to which the Subscriber agrees, subject to customary exceptions, not to transfer the Subscription Shares during the period commencing on the date on which the Closing occurs and ending on the earlier of (1) the date that is 12 months after the Closing and (2) the date on which Pubco undergoes a change of control.
Note 5—Private Placement Warrants
Simultaneously with consummation of the IPO, the Sponsor purchased an aggregate of 16,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($16,700,000 in the aggregate). Each whole Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share. A portion of the proceeds from the sale of the

Private Placement Warrants to the Sponsor were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (
subj
ect to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
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
On December 14, 2021, in connection with the increase in the size of the IPO, the Company effected a capitalization increasing the number of founder shares held by each initial shareholder by 20% , thereby increasing the aggregate number of issued and outstanding founder shares to 8,625,000.
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
On December 22, 2023, and effected on January 2, 2024, the Sponsor and certain directors and officers the Company voluntarily elected to convert an aggregate
8,624,999
Class B Ordinary Shares to Class A Ordinary Shares, par value $
0.0001
per share, of the Company, on
a one-for-one basis
in accordance with the Articles. Following this conversion, there was
1
Class B Ordinary Share outstanding and 8,624,999 Class A shares that are non-redeemable.
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
On March 7, 2023, the Company entered into a
non-interest
bearing convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide it with additional working capital and to fund the Contributions described above. The portion of the March 2023 Loan used to provide the Company with additional working capital was not deposited into the Trust Account. If the Company does not consummate an initial business combination, the March 2023 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.
In addition, on July 6, 2023, November 15, 2023 and November 27, 2023, the Company entered into non-interest
bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”) and in the principal amount of up to $500,000 (the “November 2023 Loan”) and in the principal amount of up to $1,250,000 (the “Second November 2023 Loan” collectively, together with the March 2023 Loan, the July 2023 Loan and November 2023 Loan, the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund monthly contributions into the Trust Account until the earlier of a completion of a business combination or the Extended Date. The July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan bear no interest and shall be due and payable on the earlier of (i) the date on which the Company consummates a business combination or (ii) the date of that the winding up of the Company is effective. If the Company does not consummate an initial business combination by the Extended Date, the July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If at any time the Company Board determines that the Company will not be able to consummate an initial business combination by the Extended Date and that the Company shall instead liquidate, the Sponsor’s obligation to continue to make contributions shall cease immediately upon such determination.
On December 5, 2023, in connection with Second Extraordinary General Meeting, the Sponsor agreed, by making monthly advancements on the Loans, to make extension contributions into the Trust Account in the amount of the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each Class A Ordinary Share included as part of the units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the Second Extraordinary General Meeting for each monthly period (commencing on December 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and the Extended Date.
The total amount outstanding under the Loans entered into described above as of December 31, 2023 was $4,750,000, of which $3,300,000 was utilized as Extension Contributions. There was no amount outstanding under any Working Capital Loans as of December 31, 2022.
Note 7—Class A Ordinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares—
The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 8,624,999 and
no Class A Ordinary Shares issued or outstanding (excluding 11,545,295 and 34,500,000 shares subject to possible redemption, respectively).
On March 14, 2023 at the First Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. 15,494,333 out of 34,500,000 Public Shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 Public Shares remaining outstanding.
On December 5, 2023 at the Second Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their public shares for their pro rata share of the Trust Account. At the Second Extraordinary General Meeting, 7,460,372 out of 19,005,667 Public Shares were redeemed at a redemption price of $10.9972 which left 11,545,295 shares outstanding.
Note 8—Shareholders’ Deficit
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company Board. As of December 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class B Ordinary Shares—
The Company is authorized to issue 40,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were 1 and
8,625,000
shares, respectively, of Class B Ordinary Shares issued and outstanding.
Holders of Ordinary Shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.
On December 22, 2023, and effected on January 2, 2024, the Sponsor and certain directors and officers the Company voluntarily elected to convert an aggregate
8,624,999 Class B Ordinary Shares to Class A Ordinary Shares, par value $0.0001 per share, of the Company, on a one-for-one
basis in accordance with the Articles. Following this conversion, there was one Class B Ordinary Share outstanding.
All of the terms and conditions applicable to the Class B Ordinary Shares set forth in the Letter Agreement, dated December 14, 2021 and as amended on April 25, 2023 and December 11, 2023, by and among the Company, its officers, its directors and the Sponsor (the “Letter Agreement”), shall continue to apply to the Class A Ordinary Shares into which the Class B Ordinary Shares converted, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account (as defined in the Letter Agreement) or any monies or other assets held therein.
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

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Company Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described adjacent to “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A Ordinary Share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO (the “Public Warrants”), except that the Private Placement Warrants and Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees (except for a number of Class A Ordinary Shares as described above under Redemption of Warrants for Class A Ordinary Shares). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
The Company will account for the Warrants in accordance with the guidance contained in ASC
815-40.
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
In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. As compensation for those services, an advisory fee of $2,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). The Advisory Fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.
Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated and $1,000,000 in the event it is consummated. As of December 31, 2023, approximately $1,608,000 has been incurred by the third parties. As the Business Combination is not yet considered probable, $500,000 of the approximately $1,608,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.
Note 11—Recurring Fair Value Measurements
The following table sets forth by level within
t
he fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$127,703,238	$—	$—
Liabilities
Public Warrants	$3,954,000	$—	$—
Private Placement Warrants	$—	$—	$3,828,000

Total	$131,657,238	$—	$3,828,000

As of December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$356,976,644	$—	$—
Liabilities
Public Warrants	$776,250	$—	$—
Private Placement Warrants	$—	$—	$776,000

Total	$357,752,894	$—	$776,000
Investments held in Trust Account
As of December 31, 2023, the assets held in the Trust Account were held in a bank account. On December 14, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act of 1940, as amended, the Company instructed the trustee to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing bank demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation.

During the period from March 22, 2021 (inception) through December 31, 2023, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of held to maturity securities on December 31, 2023 and December 31, 2022 is as follows:

	Fair Value as of December 31, 2023	Fair Value as of December 31, 2022
Cash	$127,703,238	—
Money Market Mutual Fund	—	$356,976,644
Additionally, as of December 31, 2023, the Company had income earned in the amount of $62,706 in the Trust Account, which was deposited on January 2, 2024. This amount is included in the interest
receivable line on the balance sheet.
Warrant Liabilities
As of December 31, 2023, the Company’s warr
an
t liabilities were valued at $7,782,000. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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

Private Warrant Liability
Fair Value as of December 31, 2022	$776,000
Change in fair value	3,052,000

Fair Value as of December 31, 2023	$3,828,000
The following table provides the significant inputs into the Monte Carlo method for the fair value of the Public and Private Warrants:

Input	12/31/2023	12/31/2022
Share price	$11.02	$10.30
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.84%	3.99%
Volatility	15.88%	10.70%
Term (in years)	5.06	5.29
Dividend yield	—%	—%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the year ended December 31, 2023.
Note 12—Subsequent Events
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards o
f
accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those described below, that would have required adjustment or disclosure in the financial statements.
On January 2, 202
4
,
 the voluntary election of the Sponsor and certain directors and officers of the Company to convert an aggregate
8,624,999
Class B Ordinary Shares to Class A Ordinary Shares on
a one-for-one basis
in accordance with the Articles became effective.
All of the terms and conditions applicable to the Class B Ordinary Shares set forth in the Letter Agreement, dated D
e
cember 14, 2021 and as amended on April 25, 2023 and December 11, 2023, by and among the Company, its officers, its directors and the Sponsor (the “Letter Agreement”), shall continue to apply to the Class A Ordinary Shares into which the Class B Ordinary Shares converted, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account (as defined in the Letter Agreement) or any monies or other assets held therein.
Following the Conversion, the number and class of shares of the Company that are issued and outstanding consist of:

•
20,170,294 Class A Ordinary Shares (constituted by 11,545,295 publicly held Class A Ordinary Shares and an aggregate 8,624,999 Class A Ordinary Shares held by the Sponsor and certain directors and officers of the Company (i.e., those converted from Class B Ordinary Shares)); and

•	1 Class B Ordinary Share (held by the Sponsor).
A shareholder’s voting power consists of the combined voting power of the Class A Ordinary Shares and Class B Ordinary Shares owned beneficially by such shareholder. Therefore, there has been no impact to the votes required to approve proposals or the counting of the votes at any meeting of shareholders of the Company as a result of the Conversion.
Also on January 2, 2024, the Interest receivable was transferred into the Trust Account.
On March 10, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second Amendment to the BCA”), which was entered into concurrently with a stock purchase agreement (the “Divestiture Agreement”) by Orca Midco and CA-MC Acquisition UK Ltd. (the “Divestiture Buyer”), pursuant to which, among other things, Orca Midco will sell, and the Divestiture Buyer will purchase, all of the issued and outstanding equity securities of Orca Bidco (the “Divestiture”). Prior to the execution of the Divestiture Agreement, OpSec effected a reorganization of its subsidiaries pursuant to which all of the issued and outstanding equity securities of Orca Holding Denmark APS (“Orca Denmark”), the parent entity of Zacco A/S (“Zacco”), became directly owned by Orca Midco (the “Reorganization”). As a result of the Reorganization, the Divestiture will effect a sale to the Divestiture Buyer of only the OpSec business, which is conducted through Orca Bidco and its subsidiaries (the “Divested Companies”), with the Zacco business being retained by Orca Midco. The Company is currently evaluating whether it is in the best interests of its shareholders to continue to pursue the Business Combination after the consummation of the Divestiture, as the consummation of the Business Combination following the consummation of the Divestiture will result in the Company effecting a business combination with the Zacco business. In connection with the Divestiture Agreement and the Second Amendment to the BCA, the Company entered into a letter agreement, dated March 10, 2024 (the “Consent”), with Pubco, the OpSec Shareholders, and Crane NXT, Co., a Delaware corporation (“NXT”), pursuant to which the Company consented to, among other things, OpSec effecting the Reorganization and Orca Midco entering into the Divestiture Agreement and consummating the Divestiture. Pursuant to the Consent, the Company also releases, relinquishes and discharges any and all existing or potential claims, causes of action and damages (i) against NXT and its affiliates solely in respect of matters relating to the Divestiture arising or occurring prior to the execution of the Divestiture Agreement, and (ii) if the Divestiture is consummated, against the Divested Companies, solely in respect of matters related to the Reorganization, the Divestiture, the Letter Agreement (as defined in the Consent) and the Business Combination Agreement.
In connection with the Reorganization and the Divestiture, the Second Amendment to the BCA provides for, among other things, (i) that the net proceeds from the Divestiture be deposited in a third-party escrow account and the terms by which such proceeds may be released, (ii) a transition services agreement, (iii) a fairness opinion and (iv) the conversion of Class B ordinary shares, which was effected on January 2, 2024 (as described above).
As of
April
8
, 2024, the Loans amounted to a total principal amount of $5,450,000, and the Company has made thirteen Contribution payments to the trust account, nine each in the amount of
$350,000,
f
o
u
r each in the amount of $150,000
and eight working capital drawdowns in the amount of
$1,700,000
,
under the Loans as described above. In addition, as of
April
8
, 2024, a total of approximately $129.7 million was held in the trust account.