Form 10-Q
period 2024-03-31
Investcorp Europe Acquisition Corp I
filed 2024-05-29
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024

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
of the Exchange Act). YES ☒ NO ☐
As of May 2
8
, 2024, there were 18,010,684 Class A ordinary shares, $0.0001 par value, and 1 Class B ordinary share, $0.0001 par value, issued and outstanding.

INVESTCORP EUROPE ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023 (as revised)	1
Condensed Statements of Operations for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2024 (unaudited) and the three months ended March 31, 2023 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33

PART II OTHER INFORMATION	34

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Mine Safety Disclosures	34
Item 5. Other Information	34
Item 6. Exhibits	35
Signatures	36

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	As of March 31, 2024 (Unaudited)	As of December 31, 2023 (As revised)
Assets
Current Assets
Cash	$43,922	$98,676
Prepaid expenses	90,067	76,239
Interest receivable	—	62,706

Total Current Assets	133,989	237,621
Cash held in Trust Account	129,619,541	127,703,238

Total Assets	$129,753,530	$127,940,859

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$11,800,430	$8,650,534
Note Payable to Sponsor	5,450,000	4,750,000

Total Current Liabilities	17,250,430	13,400,534
Warrant liabilities	1,188,250	7,782,000
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	$30,513,680	$33,257,534

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 11,545,295 shares at $ 11.23 and $11.07 per share redemption value at March 31, 2024 and December 31, 2023, respectively	129,619,541	127,765,944
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no ne issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 8,624,999 issued and outstanding at March 31, 2024 and December 31, 2023 (excluding 11,545,295 shares subject to possible redemption, respectively)	863	863
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 1 issued and outstanding share at March 31, 2024 and December 31, 2023, respectively	—	—
Accumulated deficit	(30,380,554)	(33,083,482)

Total Shareholders’ Deficit	(30,379,691)	(33,082,619)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$129,753,530	$127,940,859

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Formation and operating costs	3,440,822	3,710,314

Loss from Operations	(3,440,822)	(3,710,314)
Other income (expense)
Change in fair value of warrant liabilities	6,593,750	(2,014,815)
Interest earned on Cash and Investments held in Trust Account	1,403,597	3,608,818

Total other income	7,997,347	1,594,003

Net Income (Loss)	$4,556,525	$(2,116,311)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	11,545,295	30,712,496

Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.23	$(0.05)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	8,625,000	8,625,000

Basic and diluted net income (loss) per non-redeemable ordinary share	$0.23	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2023 (As revised)	8,624,999	$863	1	$—	—	$(33,083,482)	$(33,082,619)
Extension Contribution						(450,000)	(450,000)
Remeasurement of redeemable shares to redemption value	—	—	—	—	—	(1,403,597)	(1,403,597)
Net income	—	—	—	—	—	4,556,525	4,556,525

Balance - March 31, 2024	8,624,999	$863	1	$—	—	$(30,380,554)	$(30,379,691)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	—	8,625,000	$863	—	$(13,843,693)	$(13,842,830)
Extension Contribution						(350,000)	(350,000)
Remeasurement of redeemable shares to redemption value	—	—	—	—	—	(3,608,818)	(3,608,818)
Net loss	—	—	—	—	—	(2,116,311)	(2,116,311)

Balance - March 31, 2023	—	—	8,625,000	$863	—	$(19,918,822)	$(19,917,959)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$4,556,525	$(2,116,311)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Cash and Investments held in Trust Account	(1,403,597)	(3,608,818)
Change in fair value of warrant liabilities	(6,593,750)	2,014,815
Changes in operating assets and liabilities:
Prepaid expenses	(13,828)	158,760
Accounts payable and accrued expenses	3,149,896	3,235,269

Net cash used in operating activities	(304,754)	(316,285)
Cash Flows from Investing Activities:
Extension Contribution	(450,000)	(350,000)

Net cash used in investing activities	(450,000)	(350,000)
Cash Flows from Financing Activities:
Proceeds from affiliate promissory note	700,000	350,000

Net cash provided by financing activities	$700,000	$350,000

Net change in cash	(54,754)	(316,285)
Cash at beginning of period	98,676	479,009

Cash at end of period	$43,922	$162,724

Supplemental disclosure of cash flow information:

Remeasurement of ordinary shares to redemption value	$1,403,597	$3,608,818

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
As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through March 31, 2024 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
The registration statement for the Company’s IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, the Company consummated its IPO of 34,500,000 units, which included the full exercise of the underwriters’ over-allotment option of 4,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed further in Note 4.
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
under the Investment Company Act of 1940 (the “Investment Company Act”). However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the
24-month
anniversary of the Effective Date of the registration statement relating to the Company’s IPO, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of its initial Business Combination or liquidation. In connection with such instructions, on December 14, 2023, the Company and Continental entered into an amendment to the Investment Management Trust Agreement dated December 11, 2021 (the “Trust Agreement”), which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest-bearing account.
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
Combination activity; and (iii) absent an initial Business Combination within the Business Combination Period or Extension Period from the closing of the IPO, the return of the funds held in the Trust Account to the Company’s public shareholders as part of the redemption of the Public Shares.
If the Company has not consummated the initial Business Combination within the required time period, the public shareholders may receive only approximately $10.20 per Public Share, or less in certain circumstances, on the liquidation of the Trust Account and the warrants will expire worthless.
If the Company seeks shareholder approval to proceed with a Business Combination, a majority of the shares voted in favor of the Business Combination would be required. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 7) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extension Period. However, if the Sponsor acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 11) held in the Trust Account in the event the Company does not complete a Business Combination within the Extension Period; and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20 per Public Share
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
As approved by its shareholders at the First Extraordinary Meeting, the Company filed an amendment (the “First Extension Amendment”), which (i) extended the date by which the Company must consummate its initial business combination from March 17, 2023 to December 17, 2023 and (ii) removed the limitation that the Company shall not redeem public shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment”).
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
In connection with the approval of the First Extension Amendment, the Sponsor has agreed, by making monthly advancements on the March 2023 Loan (as defined below), to contribute (each such contribution, an “Extension Contribution”) into the Trust Account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17 th
 day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and December 17, 2023.

On December 5, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”), at which holders of Public Shares approved an amendment to the Articles to extend the date by which the Company must complete its initial business combination from December 17, 2023 to June 17, 2024 (the “Extended Date”). As a result of the approval of the extension to June 17, 2024, the Sponsor agreed, by making monthly advancements on the Loans (as defined below), to make Extension Contributions into the Trust Account in the amount of the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each Class A ordinary share included as part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the Second Extraordinary General Meeting for each monthly period (commencing on December 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and June 17, 2024. For the avoidance of doubt, the maximum aggregate Extension Contributions to the Trust Account shall not exceed $900,000 based on up to six monthly Extension Contributions through June 17, 2024.
Additionally, at the Second Extraordinary General Meeting holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. The holders of 7,460,372 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.00 per share for an aggregate redemption amount of approximately $82.0 million, leaving 11,545,295 Public Shares remaining outstanding.
On May 21, 2024, the Company held an extraordinary general meeting (the “Third Extraordinary General Meeting”) to vote on a proposal to approve an Amendment to the Company’s Articles extending the date by which the Company must complete its initial business combination from June 17, 2024 to December 17, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting
. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of
2,159,610
 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $
11.32
per share. In connection with this redemption, approximately $
24.4
 million was withdrawn from the Trust Account to fund such redemptions.
As of March 31, 2024, the Company had made nine Extension Contribution payments pursuant to the March 2023 Loan, the July 2023 Loan and the November 2023 Loan (as defined below), each in the amount of $350,000, as well as four Extension Contribution Payments pursuant to the Second November 2023 Loan, each in the amount of $150,000. Subsequent to March 31, 2024 but prior to the issuance of these financial statements, the Company has made two Extension Contribution payments pursuant to the April 2024 Loan in the amount of $150,000 each. For a more detailed description of the Loans, see “Liquidity, Capital Resources and Going Concern.”
Liquidity, Capital Resources and Going Concern
As of March 31, 2024, the Company had $43,922 in its operating bank accounts and a working capital deficit of $17,116,441. As of March 31, 2024, approximately $10,416,591 of the amount on deposit in cash held in the Trust Account represented interest income and $3,750,000 represented an Extension Contribution, all of which are available to pay the Company’s tax obligations, if any.
The Company’s liquidity needs up to December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 7) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 7). In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 7). As of March 31, 2024, there were no amounts outstanding under any Working Capital Loans.
On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the Extension Contributions. The portion of the March 2023 Loan used to provide the Company with additional working capital was not deposited into the Trust Account. If the Company does not consummate an initial business combination by the Extension Period, the March 2023 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.

In addition, on July 6, 2023, November 15, 2023, November 27, 2023 and April 15, 2024, the Company entered into non-interest bearing
unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”) and in the principal amount of up to $750,000 (the “April 2024 Loan” and, together with the March 2023 Loan, the July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan, the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund Extension Contributions into the Trust Account until the earlier of a completion of the Business Combination or December 17, 2024. The July 2023 Loan, the November 2023 Loan, the Second November 2023 Loan and the April 2024 Loan bear no interest and shall be due and payable on the earlier of (i) the date on which the Company consummates a business combination or (ii) the date of that the winding up of the Company is effective. If the Company does not consummate an initial business combination by the Extended Date, the July 2023 Loan, the November 2023 Loan, the Second November 2023 Loan and the April 2024 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If at any time the board of directors of the Company determines that the Company will not be able to consummate an initial business combination by the Extended Date and that the Company shall instead liquidate, the Sponsor’s obligation to continue to make the Extension Contributions shall cease immediately upon such determination.
On December 5, 2023, in connection with Second Extraordinary General Meeting, the Sponsor agreed, by making monthly advancements on the Loans, to make Extension Contributions into the Trust Account in the amount of the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each Class A ordinary share included as part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the Second Extraordinary General Meeting for each monthly period (commencing on December 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and June 17, 2024.
The total amount outstanding under the loans entered into on March 7, 2023, July 6, 2023, November 15, 2023, November 27, 2023, April 15, 2024 and any other Working Capital Loans as of March 31, 2024 and December 31, 2023 was $5,450,000 and $4,750,000, respectively.
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
Note 2—Revision to Prior Period Financial Statements
In the first quarter of 2024, the Company was made aware of printing fees and electronic filing fees that were incurred, but not recorded, for the year ended December 31, 2023. This resulted in an understatement of expenses and accrued expenses for the year ended December 31, 2023.

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on this evaluation, taking into account the guidance in SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), the Company concluded that the correction would not be material to the financial position or results of operations for the year ended December 31, 2023
.
The audited financial statements as of December
31
,
2023
are revised as follows:

	As Previously Reported	Adjustments	As Revised
Balance Sheet as of December 31, 2023
Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$8,264,657	$385,877	$8,650,534
Total Current Liabilities	13,014,657	385,877	13,400,534

Total Liabilities	32,871,657	385,877	33,257,534

Shareholders’ Deficit
Accumulated deficit	(32,697,605)	(385,877)	(33,083,482)

Total Shareholders’ Deficit	(32,696,742)	(385,877)	(33,082,619)

Statements of Operations for the year ended December 31, 2023
Formation and operating costs	$9,306,623	$385,877	$9,692,500

Loss from Operations	(9,306,623)	(385,877)	(9,692,500)

Net Loss	$(4,414,640)	$(385,877)	$(4,800,517)

Basic and diluted net loss per redeemable Class A ordinary share	$(0.15)	$(0.01)	$(0.16)
Basic and diluted net loss per non-redeemable ordinary share	$(0.15)	$(0.01)	$(0.16)
Statement of Changes in Shareholders’ Deficit for the year ended as of December 31, 2023
Accumulated Deficit	$(32,697,605)	$(385,877)	$(33,083,482)

Total Shareholders’ Deficit	$(32,696,742)	$(385,877)	$(33,082,619)

Statement of Cash Flows for the year ended as of December 31, 2023
Net loss	$(4,414,640)	$(385,877)	$(4,800,517)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,980,366	385,877	7,366,243
Note 3—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condens
ed financial statements have b
een prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
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
for the year ended December 31, 2023, as filed with the SEC on April 11, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-
K for the year ended December 31, 2023, as filed with the SEC on April 11, 2024.

Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $43,922 and $98,676 as of March 31, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.
Cash Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from marketable securities held in the Trust Account in the accompanying statement of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information. As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account consisted of cash and money market mutual funds in the amount of $129,619,541 and $127,703,238, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

Net Income (Loss) Per Ordinary Share
The Company’s statements of operations include a presentation of net income (loss) per share for Ordinary Shares subject to possible redemption and applies the two-class
method in calculating net income (loss) per share. Net income (loss) per ordinary share, basic and diluted, is calculated by dividing the pro-
rata allocation of net income (loss) for each class, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Net income (loss) is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of March 31, 2024, the potential Ordinary Shares for outstanding Public and Private Warrants to purchase the Company’s Ordinary Shares were excluded from diluted earnings per share for the three months ended March 31, 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the three months ended
	March 31, 2024		March 31, 2023
	Redeemable Class A Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,608,114	$1,948,411	$(1,652,296)	$(464,015)

Denominator:
Weighted-average shares outstanding	11,545,295	8,625,000	30,712,496	8,625,000

Basic and diluted net income (loss) per share	$0.23	$0.23	$(0.05)	$(0.05)

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
Accordingly, as of March 31, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid-in capital
and accumulated deficit.
As of March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	March 31, 2024	December 31, 2023
As of beginning of the period, January 1	$127,765,944	$356,976,644
Less:
Redemptions as a result of Special Shareholder Meetings	—	(243,649,972)
Plus:
Extension Contribution	450,000	3,300,000
Remeasurement of carrying value to redemption value	1,403,597	11,139,272
Class A ordinary shares subject to possible redemption	$129,619,541	$127,765,944
Income taxes
The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method, as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided in accordance with the laws of the relevant taxing authorities.

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
There were no unrecognized tax benefits as of March 31, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024, there were no unrecognized tax benefits, and no amounts were accrued for the payment of interest and penalties.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”).
The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic
470-20,
Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of
ASU 2020-06,
more convertible debt instruments will be accounted for as a single liability measured at amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted
ASU 2020-06
upon inception. The impact to the balance sheet, statements of operations and cash flows was not material.
In December 2023, the FASB issued ASU No
2023-09,
“Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” (“ASU
2023-09”)
in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax, and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU
2023-09
is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 3
1
, 2024. The Company is currently evaluating the impact of its pending adoption of ASU
2023-09
on its financial position, results of operations or financial statement disclosure.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4— Initial Public Offering
On December 17, 2021 the Company sold 34,500,000 Units, which included 4,500,000 Units from the underwriters’ full exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10).
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
under the Investment Company Act. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the
24-month
anniversary of the Effective Date of the registration statement relating to the Company’s IPO, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of its initial business combination or liquidation. In connection with such instructions, on December 14, 2023, the Company and Continental entered into an amendment to the Trust Agreement to specifically allow the investment of those funds into an interest bearing account.
Transaction costs of the IPO amounted to $20,078,227 consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,103,227 of other offering costs. Of the transaction costs, $19,224,170 was included in additional paid-in
capital and $854,057 was included in accumulated deficit.

Note 5— Signed Business Combination Agreement
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
Following consummation of the above-described transactions (the “Transactions”), the Company will be a wholly-owned subsidiary of Pubco and OpSec will be a wholly-owned subsidiary of Pubco. OpSec will hold approximately 97% of the issued and outstanding equity of its underlying operating subsidiaries. The Transactions are expected to close in the second half of 2023, subject to customary closing conditions, including the required approval by the shareholders of the Company. Other than pursuant to the terms and conditions set forth in the Backstop Agreement, there are no other financial closing conditions of the Transactions that would preclude closing once shareholder approval is obtained.
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
of the Exchange Act, with three individuals designated by OpSec, two individuals designated by the Company and two individuals appointed jointly by OpSec and the Company.

On March 10, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second BCA Amendment”), which was entered into concurrently with a stock purchase agreement (the “Divestiture Agreement”) by Orca Midco and
CA-MC
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

The amounts payable to the Company and the termination events triggering their payment are: (a) upon a termination by the Company or OpSec due to the failure of the Transactions to be consummated by the Extended Date, (i) $30,000,000 if such termination occurs during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurs at any other time, in each case, so long as the Company is not the cause of such failure; (b) upon a termination by the Company or OpSec due to a governmental order that permanently prohibits the consummation of the Transactions, (i) $30,000,000 if such termination occurs during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurs at any other time, in each case, so long as the Company is not the cause of such governmental order; (c) upon a termination by the Company due to a material breach of the Business Combination Agreement by OpSec or the OpSec Shareholders, $30,000,000 (or, alternatively, the Company may initiate an action against OpSec and/or the OpSec Shareholders to seek damages); and (d) upon a termination by the Company due to either (i) the inability of the Company to obtain the Fairness Opinion or (ii) a good faith determination by the Special Committee, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A ordinary shares (other than Sponsor) in accordance with the Cayman Companies Act, $30,000,000. Except for any amounts payable to the Company described in clause (d) above, all termination amounts payable to the Company shall be due and payable when such amounts have been (A) agreed in writing by the Company and OpSec or (B) determined by a court of competent jurisdiction.
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
Subscription Agreement
On December 15, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Pubco, OpSec, and Sakata INX Corporation, a Japanese corporation (the “Subscriber”). Pursuant to the Subscription Agreement, the Subscriber subscribed for 5,000,000 unsecured convertible loan notes (the “Loan Notes”) of $1.00 each issued by OpSec for an aggregate purchase price of $5,000,000 (the “Note Subscription”). On the terms and subject to the conditions set forth in the Loan Notes, including the consummation of the First Merger, the Loan Notes will automatically be novated from OpSec to Pubco and simultaneously will convert into 526,316 Pubco Ordinary Shares (the “Subscription Shares”), par value $0.0001 per share (the “Share Subscription”). The closing of the Share Subscription will occur following the consummation of the First Merger and before the Second Merger (the “Closing”).
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
Note 6—Private Placement Warrants
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

Note 7—Related Party Transactions
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
On December 22, 2023, and effected on January 2, 2024, the Sponsor and certain directors and officers the Company voluntarily elected to convert an aggregate 8,624,999 Class B ordinary shares to Class A ordinary shares, par value $0.0001 per share, of the Company, on a one-for-one
basis in accordance with the Articles. Following this conversion, there was 1 Class B ordinary share outstanding and 8,624,999 Class A ordinary shares that are non-redeemable.
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
On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the Extension Contributions. The portion of the March 2023 Loan used to provide the Company with additional working capital was not deposited into the Trust Account. If the Company does not consummate an initial business combination during the Extension Period, the March 2023 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.
In addition, on July 6, 2023, November 15, 2023, November 27, 2023 and April 15, 2024, the Company entered into non-interest bearing
unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”) and in the principal amount of up to $750,000 (the “April 2024 Loan”, together with the March 2023 Loan, the July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan, the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund monthly Extension Contribution payments into the Trust Account until the earlier of a completion of the Business Combination or the Extended Date. The portion of the Loans used to provide the Company with additional working capital were not deposited into the Trust Account.
On December 5, 2023, in connection with Second Extraordinary General Meeting, the Sponsor agreed, by making monthly advancements on the Loans, to make Extension Contributions into the Trust Account in the amount of the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each Class A ordinary share included as part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the Second Extraordinary General Meeting for each monthly period (commencing on December 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial business combination and June 17, 2024.

The total amount outstanding under the Loans entered into described above as of March 31, 2024 was $5,450,000, of which $3,750,000 was utilized as Extension Contributions. As of December 31, 2023, there was $4,750,000 outstanding under the Loans, of which $3,300,000 was utilized as Extension Contr ibu
tions.
Note 8—Class A Ordinary Shares Subject to Possible R
ed
emption
Class
 A Ordinary Shares—
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 8,624,999 Class A ordinary shares issued or outstanding (excluding 11,545,295 shares subject to possible redemption).
On March 14, 2023, at the First Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rate share of the Trust Account. 15,494,333 out of 34,500,000 Public Shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 Public Shares remaining outstanding.
On December 5, 2023 at the Second Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. At the Second Extraordinary General Meeting, 7,460,372 out of 19,005,667 Public Shares were redeemed at a redemption price of $10.9972 which left 11,545,295 shares outstanding.
On May 21, 2024, at the Third Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. At the Third Extraordinary General Meeting, 2,159,610 out of 11,545,295 Public Shares were redeemed at a redemption price of $11.32 which left 9,385,685 shares outstanding.
Note 9—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there was one Class B ordinary share issued and outstanding.
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
Note 10—Warrant Liabilities
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
Note 11—Commitments & Contingencies
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

Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated and $1,000,000 in the event it is consummated. As of March 31, 2024, approximately $1,185,000 has been incurred by the third parties. As the Business Combinatio
n
is not yet considered probable, $500,000 of the approximately $1,185,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.
Note 12—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

As of March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Trust Account	$129,619,541	$—	$—
Liabilities
Public Warrants	$603,750	$—	$—
Private Placement Warrants	$—	$—	$584,500

Total	$130,223,291	$—	$584,500

As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Trust Account	$127,703,238	$—	$—
Liabilities
Public Warrants	$3,954,000	$—	$—
Private Placement Warrants	$—	$—	$3,828,000

Total	$131,657,238	$—	$3,828,000
Cash Held in Trust Account
As of March 31, 2024, the assets held in the Trust Account were held in a bank account. On December 14, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing bank demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation.
During the period from March 22, 2021 (inception) through March 31, 2024, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of assets held in the Trust Account on March 31, 2024 and December 31, 2023 is as follows:

	Fair Value as of March 31, 2024	Fair Value as of December 31, 2023
Cash held in Trust Account	$129,619,541	$127,703,238

Warrant Liabilities
As of March 31, 2024, the Company’s warrant liabilities were valued at $1,188,250. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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

Private Warrant Liability
Fair Value as of December 31, 2023	$3,828,000
Change in fair value	(3,243,500)

Fair Value as of March 31, 2024	$584,500
The following table provides the significant inputs into the Monte Carlo method for the fair value of the Public and Private Warrants:

Input	3/31/2024	12/31/2023
Share price	$11.27	$11.02
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.21%	3.84%
Volatility	0.001%	15.88%
Term (in years)	5.21	5.06
Dividend yield	—%	—%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the Units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no other transfers in or out of Level 3 from other levels in the fair value hierarchy for the three months ended March 31, 2024.
Note 13—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events, other than those detailed below, that would have required adjustment or disclosure in the financial statement.
On April 15, 2024, the Company entered into a
non-interest
-
bearing
unsecured loan in the principal amount of up to $750,000
(the “April 2024 Loan”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund Extension Contributions into the Trust Account until the earlier of a completion of the Business Combination or December 17, 2024. The April 2024 Loan bears no interest and shall be due and payable on the earlier of (i) the date on which the Company consummates a business combination or (ii) the date of that the winding up of the Company is effective. If the Company does not consummate an initial business combination by the Extended Date, the April 2024 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If at any time the board of directors of the Company determines that the Company will not be able to consummate an initial business combination by the Extended Date and that the Company shall instead liquidate, the Sponsor’s obligation to continue to make the Extension Contributions shall cease immediately upon such determination. In connection with the April 2024 Loan, on April 16, 2024, the company engaged in a drawdown of $150,000 and $200,000 to fund Extension Contributions and to provide the Company with working capital, respectively. In addition, the Company engaged in a drawdown of $150,000 on May 2, 2024 and $150,000 on May 16, 2024 to further provide the Company with working capital and to fund Extension Contributions, respectively.

On May 3, 2024, the Company entered into a third amendment to the Business Combination Agreement (the “Third BCA Amendment” and, the Original Business Combination Agreement, as amended by the First BCA Amendment, the Second BCA Amendment and the Third BCA Amendment, the “Business Combination Agreement”), with Pubco, OpSec and the OpSec Shareholders. The Third BCA Amendment provides, among other things, that: (a) the Purchase Price for the Divestiture that will be deposited into the Divestiture Proceeds Escrow Account if the Divestiture is consummated prior to the Second Merger Closing will be reduced by certain fees, costs and expenses as set forth on Schedule IX of the Business Combination Agreement (the “Specified Transaction Expenses”); (b) concurrently with or promptly following the consummation of the Divestiture, the Specified Transaction Expenses shall be paid to the payees in the amounts set forth on Schedule IX of the Business Combination Agreement, and, if the Share Contribution is consummated, such advance of the Specified Transaction Expenses shall be treated as a partial payment by Orca Midco of Pubco’s obligation to bear the Expenses of the Target Companies in accordance with the terms of the Business Combination Agreement; (c) promptly following the consummation of the Divestiture, Pubco, Orca Midco and the Company shall instruct the Escrow Agent to release from the Divestiture Proceeds Escrow Account to the Company (or such other person as the Company directs) an amount equal to $7,800,000 in connection with the settlement of the Company’s Expenses (the “Specified Company Transaction Expenses”), and, if the Share Contribution is consummated, such advance of the Specified Company Transaction Expenses shall be treated as a partial payment by Orca Midco of Pubco’s obligation to bear the Company’s Expenses in accordance with the terms of the Business Combination Agreement; (d) Orca Midco shall have the right to receive an advance from the funds held in the Divestiture Proceeds Escrow Account in an amount equal to (i) the First Distribution Amount of $3,000,000 if the Second Merger Closing has not occurred prior to May 28, 2024 and (ii) the Second Distribution Amount of $73,800,000 less the First Distribution Amount to the extent the First Distribution Amount has been released to Orca Midco prior to the release of the Second Distribution Amount to Orca Midco pursuant to and in accordance with the terms of the Business Combination Agreement, if the Second Merger Closing has not occurred prior to August 26, 2024; (e) in the event that the Special Committee has determined in good faith, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A ordinary shares (other than the Sponsor) in accordance with the Cayman Companies Act, the Company shall have the right to terminate the Business Combination Agreement during the period following the consummation of the Divestiture and ending on and including August 10, 2024; (f) (i) upon a termination of the Business Combination Agreement by the Company or OpSec due to the failure of the Transactions to be consummated by the Extended Date or (ii) upon a termination of the Business Combination Agreement by the Company or OpSec due to a governmental order that permanently prohibits the consummation of the Transactions, the Termination Amount payable to the Company shall be $30,000,000 so long as written notice of such termination is provided during the period following the Divestiture Closing and ending on and including August 10, 2024; and (g) the Termination Amount to be paid by Orca Midco to the Company upon certain terminations of the Business Combination Agreement shall be reduced by the amount of the Specified Company Transaction Expenses plus notional interest accruing daily from the date the Specified Company Transaction Expenses are advanced to the Company (or such other person as the Company directs) up to and including the date of termination of the Business Combination Agreement at a rate of 8% per annum.
On May 7, 2024, in connection with the Divestiture Agreement, the Second Amendment to the BCA and the Consent dated March 10, 2024, the Company consummated the Divestiture, pursuant to which, among other things, Orca Midco sold, and the Divestiture Buyer purchased, all of the issued and outstanding equity securities of Orca Bidco. In addition, Company also released certain claims against NXT and its affiliates and the Divested Companies related to the Reorganization and the Divestiture.
Subsequent to March 31, 2024 but prior to the issuance of these financial statements, the Company has made two Extension Contribution payments pursuant to the April 2024 Loan in the amount of $150,000 each.
On May 21, 2024, the Company held the Third Extraordinary General Meeting to vote on the Third Extension Amendment Proposal to approve an Amendment to the Company’s Articles extending the date by which the Company must complete its initial business combination from June 17, 2024 to December 17, 2024, and the stockholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders o
f 2,159,610 Class A ordinary shares properly exercised their rights to redeem their shares for cash. In connection with these redemptions, approximately $24.4 million was withdrawn from the trust account to fund such redemptions.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and activities related to searching for a target for our Business Combination. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents.

For the three months ended March 31, 2024, we had a net income of $4,556,525, which consisted of a $6,593,750 gain on the change in fair value of warrant liabilities and $1,403,597 in interest income on cash held in trust offset by $3,440,822 in formation and operating costs.

For the three months ended March 31, 2023, we had a net loss of $2,116,311, which was comprised of $3,710,314 in formation and operating costs and a $2,014,815 loss on change in warrant liability, offset by $3,608,818 in interest earned on Investments held in Trust Account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the Founder Shares to our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the 8,625,000 Founder Shares, and the loans entered into in the principal amount of up to $2,000,000 (the “March 2023 Loan”), in the principal amount of $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”), and in the principal amount of $750,000 (the “April 2024 Loan,” and collectively, the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund Extension Contributions into the Trust Account until the earlier of a completion of a business combination or the extended date of June 17, 2024.

For the three months ended March 31, 2024, we utilized $304,754 in operating activities, which was largely driven by an $4,556,525 in net income and a $3,149,896 increase in accounts payable and accrued expense, offset by $1,403,597 in interest earned on cash held in Trust Account, a $6,593,750 gain on the change in value of our warrant liabilities and $13,828 in prepaid expenses.

For the three months ended March 31, 2024, we utilized $450,000 in our investing activities, which was driven entirely by Extension Contributions.

For the three months ended March 31, 2024, we were provided $700,000 in our financing activities, which was entirely the result of proceeds from our Promissory Note.

For the three months ended March 31, 2023, we utilized $316,285 in operating activities, which was largely driven by a $2,116,311 net loss and $3,608,818 in interest earned on cash and investments held in Trust Account, offset by a $3,235,269 increase in accounts payable and accrued expense, a $2,014,815 loss on the change in value of our warrant liabilities and $158,760 in prepaid expenses.

For the three months ended March 31, 2023, we utilized $350,000 in our investing activities, which was driven entirely by Extension Contributions.

For the three months ended March 31, 2023, we were provided $350,000 in our financing activities, which was entirely the result of proceeds from our Promissory Note.

The net proceeds from the sale of the Units in our IPO and the sale of the Private Placement Warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the Trust Account and includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested in an interest-bearing account until the earlier of the consummation of our initial business combination or liquidation. Our shareholders have exercised their right of redemption in the amount of $243,649,972, which left $129,619,541 in proceeds and interest earned in the Trust Account as of March 31, 2024. As of May 22, 2024, a total of $106,227,129 was held in the Trust Account. This value reflects the approximately $24.4 million that was withdrawn for the redemptions that have occurred in the Third Extraordinary General Meeting.

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

Prior to the completion of our initial business combination, as of March 31, 2024, we have available to us approximately $43,922 of proceeds held outside the Trust Account, as well as any funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a business combination.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants . Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On March 7, 2023, we entered into a non-interest bearing convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of our Sponsor’s affiliates to provide us with additional working capital and to fund the Extension Contributions payments. The portion of the March 2023 Loan used to provide us with additional working capital was not deposited into our Trust Account. If we do not consummate an initial business combination by the Extended Date, the March 2023 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants . The conversion option represents an embedded derivative under ASC 815-15, “Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.

In addition, on July 6, 2023, November 15, 2023, November 27, 2023 and April 15, 2024, the Company entered into non-interest bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”) and in the principal amount of up to $750,000 (the “April 2024 Loan,” together with the March 2023 Loan, the July 2023 Loan, the November 2023 Loan and the Second November 2023 Loan, the “Loans”) with an affiliate of the Sponsor to fund Extension Contribution payments into the Trust Account until the earlier of a completion of the Business Combination or the Extended Date. The portion of the Loans used to provide the Company with additional working capital were not deposited into the Trust Account.

The total amount outstanding under the loans entered into on March 7, 2023, July 6, 2023, November 15, 2023, November 27, 2023 and April 15, 2024, and any other Working Capital Loans (as defined below) as of March 31, 2024 and December 31, 2023 was $5,450,000 and $4,750,000, respectively.

On March 14, 2023, we convened the First Extraordinary General Meeting virtually, at which our Sponsor agreed, by making monthly advancements on the March 2023 Loan, to contribute the Extension Contribution of the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the initial business combination and the end of the Extension Period.

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

On May 21, 2024, the Company held an extraordinary general meeting (the “Third Extraordinary General Meeting”) to vote on a proposal to approve an Amendment to Company’s Articles extending the date by which the Company must complete its initial business combination from June 17, 2024 to December 17, 2024 (the “Third Extension Amendment Proposal”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,159,610 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $11.32 per share. In connection with this redemptions, approximately $24.4 million was withdrawn from the Trust Account to fund such redemptions.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated and $1,000,000 in the event it is consummated. As of March 31, 2024, approximately $1,185,000 has been incurred by the third parties. As the Business Combination is not yet considered probable, $500,000 of the approximately $1,185,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we consider our critical accounting estimates to be the fair value of our warrants and convertible promissory note.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements. We describe our significant accounting policies in Note 3 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Report. Our financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 upon inception. The impact to the balance sheet, statements of operations and cash flows was not material.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 31, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its financial position, results of operations or financial statement disclosure.

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on the current information.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending and geopolitical instability, such as the military conflicts in the Ukraine and Gaza. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Prior to December 14, 2023, funds in the Trust Account were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the Effective Date of the registration statement relating to the Company’s IPO, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of its initial Business Combination or liquidation. In connection with such instructions, on December 14, 2023, the Company and Continental entered into an amendment to the Trust Agreement, which governs the investment of monies held in the Trust Account, to specifically allow the investment of those funds into an interest-bearing account.

Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting in connection with lack of controls to assure the accuracy and completeness of accrued expenses and interest earned in the Trust Account.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over recognition of accrued expenses was not effectively designed or maintained. Our management performed additional analysis as deemed necessary to ensure that our financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting practices in the United States. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management team, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of March 31, 2024.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 11, 2024 (the “2023 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in the 2023 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit

10.1**	Second Amendment to the Business Combination Agreement, dated as of March 10, 2024, by and among the Company, OpSec Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018 L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on March 11, 2024).

10.2**	Consent, dated as of March 10, 2024, by and among the Company, OpSec Holdings Orca Holdings Limited, Investcorp Technology Secondary Fund 2018 L.P., Mill Reef Capital Fund SCS and, for the purposes of certain sections therein, Crane NXT Co. (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed with the SEC on March 11, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP EUROPE ACQUISITION CORP I

Date: May 28, 2024	By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer