Form 10-Q
period 2024-06-30
Investcorp Europe Acquisition Corp I
filed 2024-08-19
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended
June 30, 2024

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
Registrant’s telephone number, including area code: +1 (
345
)
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
of the Exchange Act). YES ☒ NO ☐
As of August 16, 2024, there were 18,010,684 Class A ordinary shares, $0.0001 par value, and 1 Class B ordinary share, $0.0001 par value, issued and outstanding.

INVESTCORP EUROPE ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023 (as revised)	1
Condensed Statements of Operations for the three and six months ended June 30, 2024 (unaudited) and the three and six months ended June 30, 2023 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2024 (unaudited) and the three and six months ended June 30, 2023 (unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2024 (unaudited) and the six months ended June 30, 2023 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	36

PART II OTHER INFORMATION

Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	37
Item 6. Exhibits	38
Signatures	39

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	As of June 30, 2024 (Unaudited)	As of December 31, 2023 (As revised)
Assets
Current Assets
Cash	$182,038	$98,676
Prepaid expenses	68,572	76,239
Interest receivable	—	62,706

Total Current Assets	250,610	237,621
Cash held in Trust Account	106,759,103	127,703,238

Total Assets	$107,009,713	$127,940,859

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$4,225,970	$8,650,534
Note Payable to Sponsor	6,450,000	4,750,000
Note Payable to Target	7,899,180	—

Total Current Liabilities	18,575,150	13,400,534
Warrant liabilities	2,462,000	7,782,000
Deferred underwriting fee payable	6,037,500	12,075,000

Total Liabilities	$27,074,650	$33,257,534

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,385,685 and 11,545,295 shares at $11.37 and $11.07 per share redemption value at June 30, 2024 and December 31, 2023, respectively	106,759,103	127,765,944
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 8,624,999 issued and outstanding at June 30, 2024 and December 31, 2023 (excluding 9,385,685 and 11,545,295 shares subject to possible redemption, respectively)	863	863
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 1 issued and outstanding shares at June 30, 2024 and December 31, 2023	—	—
Accumulated deficit	(26,824,903)	(33,083,482)

Total Shareholders’ Deficit	(26,824,040)	(33,082,619)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$107,009,713	$127,940,859

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Formation and operating costs	$3,355,845	$2,885,101	$6,796,667	$6,595,415

Loss from Operations	(3,355,845)	(2,885,101)	(6,796,667)	(6,595,415)
Other income (expense)
Change in fair value of warrant liabilities	(1,273,750)	(3,249,935)	5,320,000	(5,264,750)
Interest earned on Cash and Investments held in Trust Account	1,282,016	2,382,313	2,685,613	5,991,131
Forgiveness of legal fees	2,546,926	—	2,546,926	—
Interest expense	(99,180)	—	(99,180)	—

Total other income (expense)	2,456,012	(867,622)	10,453,359	726,381

Net Income (Loss)	$(899,833)	$(3,752,723)	$3,656,692	$(5,869,034)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	10,572,284	19,005,667	11,058,789	24,826,742

Basic and diluted net income (loss) per redeemable Class A ordinary share	$(0.05)	$(0.14)	$0.19	$(0.18)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.05)	$(0.14)	$0.19	$(0.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares		Ordinary Shares			Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – December 31, 2023 (as revised)	8,624,999	$863	1	$—	$(33,083,482)	$(33,082,619)
Extension Contribution	—	—	—	—	(450,000)	(450,000)
Remeasurement of redeemable shares to redemption value	—	—	—	—	(1,403,597)	(1,403,597)
Net income	—	—	—	—	4,556,525	4,556,525

Balance – March 31, 2024 (unaudited)	8,624,999	$863	1	$—	$(30,380,554)	$(30,379,691)
Deferred underwriters’ fee commission waiver	—	—	—	—	6,037,500	6,037,500
Extension Contribution	—	—	—	—	(300,000)	(300,000)
Remeasurement of redeemable shares to redemption value	—	—	—	—	(1,282,016)	(1,282,016)
Net loss	—	—	—	—	(899,833)	(899,833)

Balance – June 30, 2024 (unaudited)	8,624,999	$863	1	$—	$(26,824,903)	$(26,824,040)

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

The accompanying notes are an integral part of these condensed unaudited financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$3,656,692	$(5,869,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on Cash and Investments held in Trust Account	(2,685,613)	(5,991,131)
Forgiveness of legal fees	(2,546,926)	—
Change in fair value of warrant liabilities	(5,320,000)	5,264,750
Changes in operating assets and liabilities:
Prepaid expenses	7,667	317,519
Accounts payable and accrued expenses	(1,877,638)	5,433,121

Net cash used in operating activities	(8,765,818)	(844,775)
Cash Flows from Investing Activities:
Extension Contribution	(750,000)	(1,400,000)
Withdrawal from Trust Account for Redemptions	24,442,454	—

Net cash provided by (used in) investing activities	23,692,454	(1,400,000)
Cash Flows from Financing Activities:
Proceeds from affiliate promissory note	1,700,000	2,000,000
Proceeds from target promissory note	7,899,180	—
Redemptions paid out	(24,442,454)	—

Net cash (used in) provided by financing activities	(14,843,274)	2,000,000

Net change in cash	83,362	(244,775)
Cash at beginning of period	98,676	479,009

Cash at end of period	$182,038	$234,234

Supplemental disclosure of cash flow information:

Remeasurement of redeemable shares to redemption value	$2,685,613	$5,991,131
Deferred underwriters’ fee commission waiver	$6,037,500	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Organization and Business Operation
Investcorp Asia Acquisition Corp I was incorporated in the Cayman Islands on
March 22, 2021
. On October 7, 2021, the Company changed its name to Investcorp Europe Acquisition Corp I (the “Company”). The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through June 30, 2024 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds expected to be derived from the IPO. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, the Company consummated its IPO of 34,500,000 units, which included the full exercise of the underwriters’ over-allotment option of 4,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed further in Note 3.
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

Additionally, at the First Extraordinary General Meeting holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. In connection with the vote to approve the First Extension Amendment and the Redemption Limitation Amendment, the holders of 15,494,333 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $10.43 per share for an aggregate redemption amount of approximately $161.6 million, leaving 19,005,667 Public Shares remaining outstanding. Following this redemption, the balance in the Trust Account was approximately $198.2 million.
In connection with the approval of the First Extension Amendment, the Sponsor had agreed, by making monthly advancements on the March 2023 Loan (as defined below), to contribute (each such contribution, an “Extension Contribution”) into the Trust Account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17 th
 day of each subsequent month), or prior thereof, until the earlier of the completion of the initial Business Combination and December 17, 2023.
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
On May 21, 2024, the Company held an extraordinary general meeting (the “Third Extraordinary General Meeting”) to vote on a proposal to approve an Amendment to the Company’s Articles extending the date by which the Company must complete its initial Business Combination from June 17, 2024 to December 17, 2024 (the “Third Extension Amendment Proposal” and with respect to December 17, 2024, the “Extended Date”), and the stockholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,159,610 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $11.32 per share. In connection with this redemption, approximately $24.4 million was withdrawn from the Trust Account to fund such redemptions.
As of June 30, 2024, the Company had made nine Extension Contribution payments pursuant to the March 2023 Loan, the July 2023 Loan and the November 2023 Loan (as defined below), each in the amount of $350,000, as well as six Extension Contribution Payments pursuant to the Second November 2023 Loan and the April 2024 Loan, each in the amount of $150,000. For a more detailed description of the Loans, see “Liquidity, Capital Resources and Going Concern.” In connection with the Third Extension, the Company ceased making Extension Contributions on June 17, 2024.
Liquidity, Capital Resources and Going Concern
As of June 30, 2024, the Company had $182,038 in its operating bank accounts and working capital deficit of $18,324,540. As of June 30, 2024, approximately $6,975,116 of the amount on deposit in cash held in the Trust Account represented interest income and $4,050,000 represented an Extension Contribution, all of which are available to pay the Company’s tax obligations, if any.
The Company’s liquidity needs up to December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000. In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of June 30, 2024, there were no amounts outstanding under any Working Capital Loans.

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
In addition, on July 6, 2023, November 15, 2023, November 27, 2023, April 15, 2024 and June 6, 2024, the Company entered into non-interest
bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”), in the principal amount of up to $750,000 (the “April 2024 Loan”), and in the principal amount of up to $1,200,000 (the “June 2024 Loan” and, together with the March 2023 Loan, the July 2023 Loan, the November 2023 Loan, the Second November 2023 Loan and the April 2024 Loan, the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund Extension Contributions into the Trust Account until the earlier of a completion of the Business Combination or the Extended Date. The July 2023 Loan, the November 2023 Loan, the Second November 2023 Loan, the April 2024 Loan and the June 2024 Loan bear no interest and shall be due and payable on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date of that the winding up of the Company is effective. If the Company does not consummate an initial Business Combination by the Extended Date, the July 2023 Loan, the November 2023 Loan, the Second November 2023 Loan, the April 2024 Loan and the June 2024 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. If at any time the board of directors of the Company determines that the Company will not be able to consummate an initial Business Combination by the Extended Date and that the Company shall instead liquidate, the Sponsor’s obligation to continue to make the Extension Contributions shall cease immediately upon such determination.
The total amount outstanding under the Loans entered into on March 7, 2023, July 6, 2023, November 15, 2023, November 27, 2023, April 15, 2024, June 6, 2024 and any other Working Capital Loans as of June 30, 2024 and December 31, 2023 was $6,450,000 and $4,750,000, respectively.
If the Company is not able to consummate a Business Combination before the end of the Extension Period, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $182,038 and $98,676 as of June 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.
Cash Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from cash held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account consisted of cash in the amount of $106,759,103 and $127,703,238, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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
non-redeemable
Ordinary Shares outstanding for the period. Net income (loss) is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of June 30, 2024, the potential Ordinary Shares for outstanding Public and Private Warrants to purchase the Company’s Ordinary Shares were excluded from diluted earnings per share for the three and six months ended June 30, 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the period.
The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the three months ended
	June 30, 2024		June 30, 2023
	Redeemable Class A Ordinary Shares	Non- Redeemable Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Ordinary Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(495,554)	$(404,279)	$(2,581,299)	$(1,171,424)

Denominator:
Weighted-average shares outstanding	10,572,284	8,625,000	19,005,667	8,625,000

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.14)	$(0.14)

	For the six months ended
	June 30, 2024		June 30, 2023
	Redeemable Class A Ordinary Shares	Non- Redeemable Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Ordinary Shares
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$2,054,411	$1,602,281	$(4,355,797)	$(1,513,237)

Denominator:
Weighted-average shares outstanding	11,058,789	8,625,000	24,826,742	8,625,000

Basic and diluted net (loss) income per share	$0.19	$0.19	$(0.18)	$(0.18)

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
Accordingly, as of June 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid-in capital
and accumulated deficit.

As of June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	June 30, 2024	December 31, 2023
As of beginning of the period	$127,765,944	$356,976,644
Less:
Redemptions as a result of Extraordinary General Meeting	(24,442,454)	(243,649,972)
Plus:
Extension Contribution	750,000	3,300,000
Remeasurement of carrying value to redemption value	2,685,613	11,139,272

Class A ordinary shares subject to possible redemption	$106,759,103	$127,765,944

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
There were no unrecognized tax benefits as of June 30, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.
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
upon its inception. The impact to the balance sheet, statements of operations and cash flows was not material.

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
under the Investment Company Act. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the
24-month
anniversary of the Effective Date of the registration statement relating to the Company’s IPO, the Company instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest bearing account until the earlier of consummation of its initial Business Combination or liquidation. In connection with such instructions, on December 14, 2023, the Company and Continental entered into an amendment to the Trust Agreement to specifically allow the investment of those funds into an interest-bearing account.
Transaction costs of the IPO amounted to $20,078,227 consisting of $6,900,000 of underwriting fee, $12,075,000 of deferred underwriting fee and $1,103,227 of other offering costs. Of the transaction costs, $19,224,170 was included in additional paid-in
capital and $854,057 was included in accumulated deficit.
Note 4— Signed Business Combination Agreement
Original Business Agreement
On April 25, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Zacco Holdings (formerly OpSec Holdings), a Cayman Islands exempted company with limited liability (“Pubco”), Opal Merger Sub I, a Cayman Islands exempted company incorporated with limited liability and wholly- owned subsidiary of Pubco (“Merger Sub I”), Opal Merger Sub II, a Cayman Islands exempted company incorporated with limited liability and wholly- owned Subsidiary of Pubco (“Merger Sub II”), Orca Holdings Limited, a Cayman Islands exempted company incorporated with limited liability (“Orca”), Orca Midco Limited, a private limited company incorporated under the Laws of England and Wales (“Orca Midco”), Orca Bidco Limited, a private limited company incorporated under the Laws of England and Wales and a subsidiary of Orca (“Orca Bidco”, and together with its subsidiaries, the “OpSec Group”), Investcorp Technology Secondary Fund 2018, L.P., a Cayman Islands exempted limited partnership (“ITSF”), and Mill Reef Capital Fund ScS, a limited partnership (société en commandite simple) organized under the laws of Luxembourg (“Mill Reef”, and together with ITSF, the “Orca Shareholders”), pursuant to which, among other things and subject to certain terms and conditions, (1) the Orca Shareholders will contribute to Pubco all of the issued and outstanding ordinary shares of Orca (the “Orca Ordinary Shares”) in exchange for (a) ordinary shares of Pubco (“Pubco Ordinary Shares”) and (b) an aggregate amount in cash equal to $10,000,000 (collectively, the “Share Contribution” and with respect to the date it occurs, the “Share Contribution Closing”), (2) following the Share Contribution, Orca will merge with and into Merger Sub I, as a result of which the separate corporate existence of Orca shall cease and Merger Sub I shall continue as the surviving company (the “First Merger”), and (3) following the First Merger, the Company will merge with and into Merger Sub II (the “Second Merger”), as a result of which (a) the separate corporate existence of Merger Sub II shall cease and the Company shall continue as the surviving company, (b) the issued and outstanding Class A ordinary shares immediately prior to the effective time of the Second Merger (the “Second Merger Effective Time”) shall be exchanged for Pubco Ordinary Shares concurrently with the Second Merger, (c) the issued and outstanding Class B ordinary shares immediately prior to the Second Merger Effective Time shall be transferred to Pubco in exchange for Pubco Ordinary Shares and (d) the warrants of the Company outstanding immediately prior to the Second Merger Effective Time shall cease to represent a right to acquire the number of Class A ordinary shares set forth in such warrant and will instead be assumed by Pubco and automatically converted into warrants issued by Pubco (“Pubco Warrants”) to acquire an equal number of Pubco Ordinary Shares.

Following consummation of the above-described transactions (the “Transactions”), the Company will be a wholly-owned subsidiary of Pubco and Orca will be a wholly-owned subsidiary of Pubco. The Transactions are expected to close in the second half of 2024, subject to customary closing conditions, including the required approval by the shareholders of the Company. Other than pursuant to the terms and conditions set forth in the Backstop Agreement, there are no other financial closing conditions of the Transactions that would preclude closing once shareholder approval is obtained.
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
 A ordinar
y
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
In connection with the Share Contribution, the Orca Shareholders will receive, in aggregate, (1) 23,577,550 Pubco Ordinary Shares, (2) an aggregate amount in cash equal to $10,000,000 and (3) the right to receive in aggregate an additional 1,277,550 Pubco Ordinary Shares upon the satisfaction of either of the following conditions (each, “Triggering Event”):

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
In connection with the Business Combination Agreement, the Company entered into the following agreements:
Backstop Agreement:
On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, Orca and Pubco entered into a backstop agreement (the “Backstop Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, the Sponsor has committed to purchase, prior to the Second Merger Closing, equity securities of Pubco, in a private placement, for an aggregate purchase price not to exceed $50 million, to backstop certain redemptions by Shareholders of the Company.
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

Sponsor Support Agreement:
On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor Members, Pubco and the Company have entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, (1) each Sponsor Member agreed (a) to vote all Ordinary Shares of the Company held by such Sponsor Member in favor of the Business Combination Agreement and the Transactions, (b) 50% of the Pubco Ordinary Shares held by such Sponsor Member as of immediately following the Second Merger Effective Time and after giving effect to the Share Cancellation (as defined below) shall be placed in escrow pursuant to an escrow agreement to be mutually agreed upon, by and among the Sponsor Members, Pubco and a mutually agreed upon escrow agent (the “Sponsor Earnout Shares”) and (c) to abstain from exercising any redemption rights in connection with the redemption of any Class A ordinary shares, and (2) the Sponsor further agreed to (a) along with certain other Sponsor Members, surrender for nil consideration and cancel immediately prior to the Share Contribution, but subject to the consummation of the Second Merger, in aggregate, 2,555,100 Class B ordinary shares held by such Sponsor Member as of immediately prior to the Share Contribution (the “Share Cancellation”), (b) transfer to the Orca Shareholders immediately following the Share Contribution, but subject to the consummation of the Second Merger, 2,050,000 Warrants held by the Sponsor and (c) reimburse the Company for expenses in excess of $20,000,000, unless such excess expenses have otherwise been approved in writing by Orca, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Earnout Shares shall be released from escrow pursuant to such escrow agreement and delivered to such Sponsor Member upon the occurrence of a Triggering Event.
In connection with the Closing, the Company will enter into, among others, the following agreements:
Lock-Up
Agreement:
At the Share Contribution Closing, the Orca Shareholders and Pubco shall enter into a lock-up
agreement, pursuant to which, the Orca Shareholders agree, subject to customary exceptions, not to transfer their Pubco Ordinary Shares during the period commencing on the date of the Share Contribution Closing and ending on the earlier of (1) the date that is nine months after the Share Contribution Closing and (2) the date on which Pubco undergoes a change of control.
Registration Rights Agreement:
In connection with the Transactions, at the Second Merger Closing, and subject to the consummation thereof, (1) the registration rights agreement, dated December 14, 2021, by and among the Company and the Sponsor Members, shall be terminated and (2) Pubco, the Orca Shareholders and the Sponsor Members shall enter into a registration rights agreement, pursuant to which, among other things, the Orca Shareholders and the Sponsor Members shall be granted customary registration rights, on the terms and subject to the conditions set forth therein.
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
On December 14, 2023, the Company entered into the first amendment to the Business Combination Agreement (the “First BCA Amendment”) with Pubco, Orca and the Orca Shareholders. The First BCA Amendment provided, among other things, that (1) holders of options granted by Orca (“Orca Options”) who are not executives of Orca have the right to elect to cash out up to 10% of the Orca Options held by such holders, (2) the Orca Options granted to certain Orca executives in February of 2023 were cancelled and (3) following the consummation of the Transactions, the board of directors of Pubco will consist of seven directors, three of whom shall be “independent directors” as defined under Rule
10A-3
of the Exchange Act, with three individuals designated by Orca, two individuals designated by the Company and two individuals appointed jointly by Orca and the Company.
On March 10, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second BCA Amendment”), which was entered into concurrently with a stock purchase agreement (the “Divestiture Agreement”) by Orca Midco and
CA-MC
Acquisition UK Ltd. (the “Divestiture Buyer”), pursuant to which, among other things, Orca Midco will sell, and the Divestiture Buyer will purchase, all of the issued and outstanding equity securities of Orca Bidco (the “Divestiture”). Prior to the execution of the Divestiture Agreement, Orca effected a reorganization of its subsidiaries pursuant to which all of the issued and outstanding equity securities of Orca Holding Denmark APS (“Orca Denmark”), the parent entity of Zacco A/S (“Zacco”), became directly owned by Orca Midco (the “Reorganization”). As a result of the Reorganization, the Divestiture will effect a sale to the Divestiture Buyer of only the Orca business, which is conducted through Orca Bidco and its subsidiaries (the “Divested Companies”), with the Zacco business being retained by Orca Midco. The Divestiture was consummated on May 7, 2024. The Company is currently evaluating whether it is in the best interests of its shareholders to continue to pursue the Business Combination after the consummation of the Divestiture, as the consummation of the Business Combination following the consummation of the Divestiture will result in the Company effecting a Business Combination with the Zacco business. In connection with the Divestiture Agreement and the Second Amendment to the BCA, the Company entered into a letter agreement, dated March 10, 2024 (the “Consent”), with Pubco, the Orca Shareholders, and Crane NXT, Co., a Delaware corporation (“NXT”), pursuant to which the Company consented to, among other things, Orca effecting the Reorganization and Orca Midco entering into the Divestiture Agreement and consummating the Divestiture. Pursuant to the Consent, the Company also releases, relinquishes and discharges any and all existing or potential claims, causes of action and damages (i) against NXT and its affiliates solely in respect of matters relating to the Divestiture arising or occurring prior to the execution of the Divestiture Agreement, and (ii) if the Divestiture is consummated, against the Divested Companies, solely in respect of matters related to the Reorganization, the Divestiture, the Letter Agreement (as defined in the Consent) and the Business Combination Agreement.
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
On May 3, 2024, the Company entered into that certain Third Amendment to the Business Combination Agreement (the “Third BCA Amendment”) with Pubco, Orca and the Orca Shareholders. The Third BCA Amendment provides, among other things, that: (a) the Purchase Price for the Divestiture that will be deposited into the Divestiture Proceeds Escrow Account if the Divestiture is consummated prior to the Second Merger Closing will be reduced by certain fees, costs and expenses as set forth on Schedule IX of the Business Combination Agreement (the “Specified Transaction Expenses”); (b) concurrently with or promptly following the consummation of the Divestiture, the Specified Transaction Expenses shall be paid to the payees in the amounts set forth on Schedule IX of the Business Combination Agreement, and, if the Share Contribution is consummated, such advance of the Specified Transaction Expenses shall be treated as a partial payment by Orca Midco of Pubco’s obligation to bear the Expenses of the Target Companies in accordance with the terms of the Business Combination Agreement; (c) promptly following the consummation of the Divestiture, Pubco, Orca Midco and the Company shall instruct the Escrow Agent to release from the Divestiture Proceeds Escrow Account to the Company (or such other person as the Company directs) an amount equal to $7,800,000 in connection with the settlement of the Company’s Expenses (the “Specified Company Transaction Expenses”), and, if the Share Contribution is consummated, such advance of the Specified Company Transaction Expenses shall be treated as a partial payment by Orca Midco of Pubco’s obligation to bear the Company’s Expenses in accordance with the terms of the Business Combination Agreement; (d) Orca Midco shall have the right to receive an advance from the funds held in the Divestiture Proceeds Escrow Account in an amount equal to (i) the First Distribution Amount of $3,000,000 if the Second Merger Closing has not occurred prior to May 28, 2024 and (ii) the Second Distribution Amount of $73,800,000 less the First Distribution Amount to the extent the First Distribution Amount has been released to Orca Midco prior to the release of the Second Distribution Amount to Orca Midco pursuant to and in accordance with the terms of the Business Combination Agreement, if the Second Merger Closing has not occurred prior to August 26, 2024; (e) in the event that the Special Committee has determined in good faith, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A ordinary shares (other than Sponsor) in accordance with the Cayman Companies Act, the Company shall have the right to terminate the Business Combination Agreement during the period following the consummation of the Divestiture and ending on and including August 10, 2024 (which was later amended to August 30, 2024 in the Fourth Amendment to the Business Combination Agreement entered into on August 4, 2024 as discussed in Note 13 – Subsequent Events); (f) (i) upon a termination of the Business Combination Agreement by the Company or Orca due to the failure of the Transactions to be consummated by the Outside Date or (ii) upon a termination of the Business Combination Agreement by the Company or Orca due to a governmental order that permanently prohibits the consummation of the Transactions, the Termination Amount payable to the Company shall be $30,000,000 so long as written notice of such termination is provided during the period following the Divestiture Closing and ending on and including August 10, 2024; and (g) the Termination Amount to be paid by Orca Midco to the Company upon certain terminations of the Business Combination Agreement shall be reduced by the amount of the Specified Company Transaction Expenses plus notional interest accruing daily from the date the Specified Company Transaction Expenses are advanced to the Company (or such other person as the Company directs) up to and including the date of termination of the Business Combination Agreement at a rate of 8% per annum.

Divestiture Proceeds
The Divestiture was consummated on May 7, 2024 and concurrently with the consummation of the Divestiture, Orca Midco caused the net proceeds of the Divestiture (the “Divestiture Proceeds”) to be deposited into a third-party escrow account (the “Divestiture Proceeds Escrow Account”) with an escrow agent reasonably acceptable to the Company. Such Divestiture Proceeds shall be held in the Divestiture Proceeds Escrow Account pursuant to an escrow agreement entered into by and among Orca Midco, Pubco, the Company and the escrow agent, in form and substance acceptable to the Company (the “Divestiture Proceeds Escrow Agreement”), such escrow agent holding such funds as nominee of and for the benefit of Orca Midco, the Company or Pubco, as applicable, subject always to the terms of the Business Combination Agreement and the Divestiture Proceeds Escrow Agreement. The Divestiture Proceeds shall be released from escrow and payable to (a) Pubco upon the Second Merger Closing, (b) the Company upon certain termination events as described further in the section below entitled “Termination” or (c) Orca Midco (i) upon an amount becoming due and payable by Orca Midco in accordance with the terms of the Divestiture Agreement, with such amount being subject to the review and reasonable confirmation of the Company, or (ii) in connection with a Proceeds Advance (as defined below) as described further in the section below entitled “Proceeds Advance”. The Company is a third-party beneficiary of the provisions of the Divestiture Agreement that give effect to the foregoing.
If the funds from the Divestiture Proceeds Escrow Account are released to Pubco, Pubco will use such funds to (a) promptly pay (or cause to be promptly paid) all of the Company’s Expenses, and (b) within 14 days following the Second Merger Closing, to the extent permitted by applicable Law and subject to the determination of the Pubco Board that it is in the best interests of the holders of Pubco Ordinary Shares, make a dividend to all holders of Pubco Ordinary Shares in such amount as determined by the Pubco Board, which such dividend shall be paid in cash or, at the election of the applicable holder of such Pubco Ordinary Shares, in kind in Pubco Ordinary Shares. If declared, such dividend shall not be less than an amount as is necessary to enable ITSF to receive dividends in an amount which is, in the aggregate, equal to the amount of any Proceeds Advance. In lieu of a dividend, the Pubco Board may also approve and effect a tender offer, repurchase of shares or other similar process by which the holders of Pubco Ordinary Shares receive the same economic benefit (including as regards the receipt of cash proceeds) as if a dividend had been declared.
In the event that the Proposed Transactions have not been consummated by August 26, 2024, Orca Midco will be provided an advance from the Divestiture Proceeds held in the Divestiture Proceeds Escrow Account (a “Proceeds Advance”) pursuant to a promissory note in form and substance acceptable to IVC Europe in the principal amount of $73,800,000. The promissory note will contain the same terms, structure and conditions, including interest rate, security and guarantees, as ITSF’s current debt facility. The purpose of the Proceeds Advance is solely to enable ITSF to satisfy its obligations under such facility for which payment will have been triggered by the consummation of the Divestiture. Once the Proposed Transactions have been consummated, the outstanding balance under the Promissory Note will be set off against any shareholder distributions made by Pubco which would otherwise have been payable to ITSF.
Divestiture Transition Matters
OpSec Services India Private Limited (an indirect subsidiary of Zacco) (“Zacco India”) and OpSec Online LLC (an indirect subsidiary of Orca Bidco) (“OpSec Online”) entered into a transitional services agreement on May 3, 2024 in connection with the divestiture of the OpSec Group to Crane. Pursuant to the agreement, Zacco India agreed to provide certain transitional services, including operations, HR, IT and paralegal support services, to OpSec Online, for a period of between 3 and 6 months following completion of the Divestiture. In addition, the agreement provides that certain employees providing certain of the TSA services relating to the OpSec Group’s Indian operations will transfer their employment to the OpSec Group within 6 months of the Divestiture.
Each of Dr. Selva Selvaratnam, the CEO of the Pubco, and Bev Dew, the CFO of the Pubco, entered into side letters with Orca Midco and Crane on March 10, 2024 pursuant to which it was agreed that (i) Dr. Selvaratnam would be permitted to continue to serve as a director of each of Orca Holdings Denmark ApS and Zacco A/S for an unlimited duration, and (ii) Bev Dew would be permitted to continue to serve as a director of Orca Midco until December 17, 2024 (or such other date as may be agreed in writing between the parties). Each of Dr. Selvaratnam and Bev Dew have further agreed in writing to take any reasonable actions directed by the applicable boards on which they continue to serve in connection with the consummation of the transactions contemplated by the Business Combination Agreement.
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

In the event that the Company is unable to obtain the Fairness Opinion, (a) the number of Pubco Ordinary Shares issuable to the Orca Shareholders at the Share Contribution Closing and (b) the number of Sponsor’s Founder Shares subject to the Share Cancellation shall be adjusted, in each case, to reflect an enterprise value (on a debt free, cash free basis) of the Zacco companies of $160,000,000 (subject to an increase or decrease by up to $16,000,000 to reflect the enterprise value stated in the Fairness Opinion); provided, that (i) any adjustments made pursuant to the foregoing clauses (a) and (b) are made pro rata and only to the extent necessary to enable the independent valuation firm to deliver the Fairness Opinion, and (ii) for the purposes of clause (b), all Founder Shares shall be treated as fully vested.
Representations and Warranties; Covenants
The Second BCA Amendment adds certain representations and warranties with respect to Zacco and its subsidiaries, including with respect to (a) its material contracts, (b) its ownership of intellectual property, (c) its top customers and suppliers and (d) the sufficiency of the assets of Zacco and its subsidiaries for the operation of the Zacco business. The Second BCA Amendment also requires Orca to deliver a supplement to their disclosure schedules within 14 days of the execution of the Second BCA Amendment, which supplement will provide additional disclosures regarding the Zacco business.
The Second BCA Amendment also added certain covenants regarding the operation of the Zacco business between the signing of the Second BCA Amendment and the consummation of the Transactions. Additionally, the covenants regarding the operation of Orca and its subsidiaries have been amended to permit the Divestiture in accordance with the terms and subject to the conditions set forth in the Divestiture Agreement. Furthermore, Orca will be required to deliver, as soon as reasonably practicable following the execution of the Second BCA Amendment, to Pubco and the Company (a) audited financial statements of the Zacco business for fiscal years 2022 and 2023 and (b) pro forma financial statements of Orca reflecting the acquisition of the Zacco business and the Divestiture.
Termination
The Second BCA Amendment adds a new right to terminate the Business Combination Agreement in favor of the Company in the event that (a) the Company is unable to obtain the Fairness Opinion or (b) the Special Committee has determined in good faith, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A ordinary shares (other than Sponsor) in accordance with the Cayman Companies Act. Such termination right may only be exercised by the Company within the two week period following the consummation of the Divesture (the “Post- Divestiture Termination Period”).
The Second BCA Amendment also requires that certain amounts be paid by Orca to the Company upon certain terminations of the Business Combination Agreement which amounts must be paid upon the earlier of (a) the consummation of the Divestiture and (b) the Extended Date.
The amounts payable to the Company and the termination events triggering their payment are: (a) upon a termination by the Company or Orca due to the failure of the Transactions to be consummated by the Extended Date, (i) $30,000,000 if such termination occurs during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurs at any other time, in each case, so long as the Company is not the cause of such failure; (b) upon a termination by the Company or Orca due to a governmental order that permanently prohibits the consummation of the Transactions, (i) $30,000,000 if such termination occurs during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurs at any other time, in each case, so long as the Company is not the cause of such governmental order; (c) upon a termination by the Company due to a material breach of the Business Combination Agreement by Orca or the Orca Shareholders, $30,000,000 (or, alternatively, the Company may initiate an action against Orca and/or the Orca Shareholders to seek damages); and (d) upon a termination by the Company due to either (i) the inability of the Company to obtain the Fairness Opinion or (ii) a good faith determination by the Special Committee, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A ordinary shares (other than Sponsor) in accordance with the Cayman Companies Act, $30,000,000. Except for any amounts payable to the Company described in clause (d) above, all termination amounts payable to the Company shall be due and payable when such amounts have been (A) agreed in writing by the Company and Orca or (B) determined by a court of competent jurisdiction.

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
Subscription Agreement
On December 15, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Pubco, Orca, and Sakata INX Corporation, a Japanese corporation (the “Subscriber”). Pursuant to the Subscription Agreement, the Subscriber subscribed for 5,000,000 unsecured convertible loan notes (the “Loan Notes”) of $1.00 each issued by Orca for an aggregate purchase price of $5,000,000 (the “Note Subscription”). On the terms and subject to the conditions set forth in the Loan Notes, including the consummation of the First Merger, the Loan Notes will automatically be novated from Orca to Pubco and simultaneously will convert into 526,316 Pubco Ordinary Shares (the “Subscription Shares”), par value $0.0001 per share (the “Share Subscription”). The closing of the Share Subscription will occur following the consummation of the First Merger and before the Second Merger (the “Closing”).
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
On December 22, 2023, and effected on January 2, 2024, the Sponsor and certain directors and officers of the Company voluntarily elected to convert an aggregate 8,624,999 Class B ordinary shares to Class A ordinary shares, par value $0.0001 per share, of the Company, on a one-for-one
basis in accordance with the Articles. Following this conversion, there was 1 Class B ordinary share outstanding and 8,624,999 Class A ordinary shares that are non-redeemable.
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
On March 7, 2023, the Company entered into
a non-interest bearing
convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the Extension Contributions. The March 2023 Loan constitutes a Working Capital Loan as defined above. The portion of the Loan used to provide the Company with additional working capital was not deposited into the Trust Account. If the Company does not consummate an initial Business Combination during the Extension Period, the March 2023 Loan will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The March 2023 Loan is convertible into private placement warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The conversion option represents an embedded derivative under ASC
815-15,
“Embedded Derivatives.” The Company has determined that based on the valuation of its Private Placement Warrants and the fact that a Business Combination is not considered probable until such time as it is consummated, the value of this conversion option is de minimis.
In addition, on July 6, 2023, November 15, 2023, November 27, 2023, April 15, 2024 and June 6, 2024, the Company entered into non-interest
bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”), in the principal amount of up to $750,000 (the “April 2024 Loan”), and in the principal amount of up to $1,200,000 (the “June 2024 Loan,” together with the March 2023 Loan, the July 2023 Loan, the November 2023 Loan, the Second November 2023 Loan, and the April 2024 the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund monthly Extension Contribution payments into the Trust Account until the earlier of a completion of the Business Combination or the Extended Date. The portion of the Loans used to provide the Company with additional working capital are not deposited into the Trust Account.
The total amount outstanding under the Loans entered into described above as of June 30, 2024 was $6,450,000, of which $4,050,000 was utilized as Extension Contributions. As of December 31, 2023, there was $4,750,000 outstanding under the Loans, of which $3,300,000 was utilized as Extension Contributions.
Note 7—Loan Payable to Target
On May 3, 2024, in connection with the Third Amendment to the Business Combination Agreement, the Divestiture Escrow Account paid $7.8 million to the Company’s legal advisor as settlement of renegotiated fees incurred through that time (See Note 11). The $7.8 million represented the Specified Transaction Expenses contemplated in the Third Amendment to the Business Combination Agreement. In the event that the Business Combination is not consummated, these fees would be due back to the Divestiture Escrow Account with interest of 8% per annum.

As the Business Combination is not considered probable, the Company has set up the amount owed as a note payable. As of June 30, 2024, the Company has accrued $99,180 in interest expense related to this note payable.
Note 8—Class A
O
rdinary Shares Subject to Possible Redemption
Class
 A Ordinary Shares—
The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 8,624,999 Class A ordinary shares issued or outstanding (excluding 9,385,685 and 11,545,295 shares subject to possible redemption).
On March 14, 2023 at the First Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rate share of the Trust Account. 15,494,333 out of 34,500,000 Public Shares were redeemed at a redemption price of approximately $10.43 per share, leaving 19,005,667 Public Shares remaining outstanding.
On December 5, 2023, at the Second Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. At the Second Extraordinary General Meeting, 7,460,372 out of 19,005,667 Public Shares were redeemed at a redemption price of $11.00 which left 11,545,295 shares outstanding.
On May 21, 2024, at the Third Extraordinary General Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their public Shares for their pro rata share of the Trust Account. At the Third Extraordinary General Meeting, 2,159,610 out of 11,545,295 Public Shares were redeemed at a redemption price of $11.32 which left 9,385,685 shares outstanding.
Note 9—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no
preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there was one Class B ordinary share issued and outstanding.
Holders of Ordinary Shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.
On December 22, 2023, and effected on January 2, 2024, the Sponsor and certain directors and officers of the Company voluntarily elected to convert an aggregate 8,624,999 Class B ordinary shares to Class A ordinary shares, par value $0.0001 per share, of the Company, on a one-for-one
basis in accordance with the Articles. Following this conversion, there was one Class B ordinary share outstanding.
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
The Company accounts for the 33,950,000 warrants to be issued in connection with the IPO (including 17,250,000 Public Warrants and 16,700,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
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
In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate, with each entitled to $6,037,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
On June 10, 2024, one of the Company’s underwriters resigned and provided a waiver of expenses and fees. Accordingly, the Company reversed the $6,037,500 liability, which represented their portion of the full $12,075,000.
Legal Fees
The Company had an agreement in place whereby if its legal counsel assists in the Business Combination efforts and the Business Combination is successful, it could receive up to $893,755 (the “Success Fee”). The Success Fee would only become due and payable in the event of a successful Business Combination. In accordance with ASC 805, Business Combinations, this fee was not going to be recorded until such time as a Business Combination is consummated.

On May 3, 2024, the Company renegotiated its fees, inclusive of all unbilled fees incurred through April 30, 2024 as well as the Success Fee, with its legal counsel. As a result of such negotiation, the Company negotiated a fee of $7.8 million for all incurred services and agreements prior to that date with an additional $1.8 million deferred to the closing of a successful Business Combination.
The $7.8 million in renegotiated fees was paid to the legal advisor from the Divestiture Escrow account and as such it is a loan included in the Note Payable to Target account on the balance sheet (see Note 7).
The Company retained the $1.8 million fee on its balance sheet in Accounts payable and accrued expenses as the fee is for time and services already incurred by the legal advisor. Further, as a result of this renegotiation, the Company recognized a gain related to the renegotiation of legal fees in the amount of $2.5 million in the statement of operations.
From the date of the agreement forward, the legal advisor will continue to accrue fees at their previously agreed upon rate.
Consulting Agreements
In April 2023, the Company entered into two agreements with each of the IPO underwriters, each to act as a capital markets advisor and as a placement agent in relation to the Business Combination. On June 9, 2023, the Company terminated the two engagement letters with one of the IPO underwriters, and such termination nullified the Company’s obligation to pay any fees under such agreements. With respect to the other IPO underwriter, as compensation for their services, half of a placement fee of 3.0% of the gross proceeds of securities sold in the placement was to be paid to the agent upon consummation of the placement (the “Placement Fee”) and $4,000,000 was to be paid to the agent upon consummation of the Business Combination (the “Transaction Fee”). The Placement Fee and the Transaction fee would only have become payable in the event the placement and the Business Combination were consummated, respectively, and as such nothing will be recorded until that time. On June 10, 2024, the other IPO underwriter resigned and waived the obligation to any fees. As such, the Placement and Transaction Fees will not become payable.
In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. On July 15, 2024, the Company terminated the agreement with the third-party consultant and entered into a new agreement with the third-party consultant. As a result, and as compensation for those services, an advisory fee of $3,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). This fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.
Additionally, the consultant was eligible to receive a termination fee of $500,000 and to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated. As part of the termination of the initial agreement, the consultant billed $1,185,488 in connection with its fees incurred. As of June 30, 2024, $1,185,488 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.
Note 12—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

As of June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Trust Account	$106,759,103	$—	$—
Liabilities
Public Warrants	1,251,000	—	—
Private Placement Warrants	—	—	1,211,000

Total	$108,010,103	$—	$1,211,000

As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Trust Account	$127,703,238	$—	$—
Liabilities
Public Warrants	3,954,000	—	—
Private Placement Warrants	—	—	3,828,000

Total	$131,657,238	$—	$3,828,000

Cash held in Trust Account
As of June 30, 2024, the assets held in the Trust Account were held in a bank account. On December 14, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing bank demand deposit account until the earlier of consummation of the Company’s initial Business Combination or liquidation.
During the period from March 22, 2021 (inception) through June 30, 2024, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of assets held in the Trust Account on June 30, 2024 and December 31, 2023 is as follows:

	Fair Value as of June 30, 2024	Fair Value as of December 31, 2023
Cash held in Trust Account	$106,759,103	$127,703,238
Warrant Liabilities
As of June 30, 2024, the Company’s warrant liabilities were valued at $2,462,000. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
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

Private Warrant Liability
Fair Value as of December 31, 2023	$3,828,000
Change in fair value	(3,243,000)

Fair Value as of March 31, 2024	584,500
Change in fair value	626,500

Fair Value as of June 30, 2024	$1,211,000

The following table provides the significant inputs into the Monte Carlo method for the fair value of the Private Warrants:

Input	6/30/2024	12/31/2023
Share price	$11.35	$11.02
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.33%	3.84%
Volatility	0.001%	15.88%
Term (in years)	5.21	5.06
Dividend yield	—%	—%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the Units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no other transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and six months ended June 30, 2024.
Note 13—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events, other than those detailed below, that would have required adjustment or disclosure in the financial statement.
On August 1, 2024, Investcorp Europe Acquisition Corp I (the “Company”) received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicates that the Company, pursuant to the Listing Rules, has 45 calendar days, or until September 16, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Notice, or until January 29, 2025, to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel.
On August 4, 2024, the Company entered into a Fourth Amendment to the Business Combination Agreement (the “Fourth BCA Amendment” and, the Original Business Combination Agreement, as amended by the First BCA Amendment, the Second BCA Amendment, the Third BCA Amendment and the Fourth BCA Amendment, the “Business Combination Agreement”) with Pubco, Orca and the Orca Shareholders. The Fourth BCA Amendment provides, among other things, that: (a) promptly following the execution and delivery of the Fourth BCA Amendment, Pubco, Orca Midco and the Company shall instruct the Escrow Agent to release from the Divestiture Proceeds Escrow Account to the Company (or such other person as the Company directs) an amount equal to $1,195,642.84 in connection with the settlement of certain of the Company’s Expenses (the “Additional Specified Company Transaction Expenses”), and, if the Share Contribution is consummated, such advance of the Additional Specified Company Transaction Expenses shall be treated as a partial payment by Orca Midco of Pubco’s obligation to bear the Company’s Expenses in accordance with the terms of the Business Combination Agreement; (b) the right to terminate the Business Combination Agreement that may be exercised by the Company if the Special Committee has made an Intervening Event Recommendation Change due to (i) the inability of the Company to obtain the Fairness Opinion or (ii) the good faith determination by the Special Committee, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the Divestiture Closing is not advisable, fair to and in the best interests of the Company and the Company’s shareholders holding SPAC Class A Shares (other than Sponsor) in accordance with the Cayman Companies Act is extended to the period beginning on the Divestiture Closing and ending on and including August 30, 2024; (c) upon a termination of the Business Combination Agreement by the Company or Orca due to a governmental order that permanently prohibits the consummation of the Transactions, the Termination Amount payable to the Company shall be $30,000,000 so long as written notice of such termination is provided during the period following the Divestiture Closing and ending on and including August 30, 2024; and (d) the Termination Amount to be paid to the Company upon certain terminations of the Business Combination Agreement shall be further reduced by the amount of the Additional Specified Company Transaction Expenses plus notional interest accruing daily from the date the Additional Specified Company Transaction Expenses are advanced to the Company (or such other person as the Company directs) up to and including the date of termination of the Business Combination Agreement at a rate of 8% per annum.

On August 4, 2024, concurrently with the execution of the Fourth BCA Amendment, the Company entered into (a) a loan agreement (the “Transaction Expenses Loan Agreement”) pursuant to which Orca Midco made available to the Company an interest bearing loan in the principal amount of $7,800,000 in respect of the SPAC Specified Transaction Expenses contemplated in, and advanced to the Company in connection with the execution of, the Third BCA Amendment (the “Transaction Expenses Loan”), and (b) a loan agreement (the “Additional Transaction Expenses Loan Agreement” and, together with the Transaction Expenses Loan Agreement, the “Loan Agreements”) pursuant to which Orca Midco made available to the Company an interest bearing loan in the principal amount of $1,195,642.84 in respect of the Additional Company Specified Transaction Expenses (the “Additional Transaction Expenses Loan” and, together with the Transaction Expenses Loan, the “Loans”). The Company shall pay interest on the Loans at a rate of 8% per annum. The interest on each Loan shall (i) accrue daily, (ii) compound annually on December 31 of each year and be added to the unpaid principal amount of such Loan and (iii) be payable upon the repayment date of such Loan. Each Loan shall be due and payable on the fifth anniversary of the execution of the applicable Loan Agreement.

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

For the three months ended June 30, 2024, we had a net loss of $899,833, which consisted of a $1,273,750 loss on the change in fair value of warrant liabilities, $99,180 in interest expense and $3,355,845 in formation and operating costs, offset by $1,282,016 in interest income on Cash held in Trust Account and a $2,546,926 gain in forgiveness of legal fees. For the six months ended June 30, 2024, we had net income of $3,656,692, which consisted of $2,685,613 in interest income on Cash held in Trust Account, a $5,320,000 gain on the fair value of warrant liabilities and a $2,546,926 gain in forgiveness of legal fees, offset by $6,796,667 in formation and operating costs and $99,180 in interest expense.

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

Liquidity and Capital Resources

Our liquidity needs have been satisfied through receipt of $25,000 from the sale of the Founder Shares to our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the 8,625,000 Founder Shares, and the loans entered into in the principal amount of up to $2,000,000 (the “March 2023 Loan”), in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”), in the principal amount of up to $750,000 (the “April 2024 Loan”), and in the principal amount of up to $1,200,000 (the “June 2024 Loan,” and collectively, the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund Extension Contributions into the Trust Account until the earlier of a completion of a Business Combination or the extended date of December 17, 2024.

For the six months ended June 30, 2024, we utilized $8,765,818 in operating activities, which was largely driven by $5,320,000 related to change in fair value on warrant liabilities, $2,685,613 in interest earned on Cash held in Trust Account, $2,546,926 in forgiveness of legal fees and $1,877,638 decrease in accounts payable and accrued expenses offset by $3,656,692 in net income and a $7,667 increase in prepaid expenses.

For the six months ended June 30, 2024, we were provided $23,692,454 in investing activities, which was driven by $750,000 in Extension Contributions and $24,442,454 in payments for redemptions.

For the six months ended June 30, 2024, we utilized $14,843,274 in financing activities, which was driven by $24,442,454 in payments made to shareholders for redemption, $1,700,000 in proceeds from Loans from the Sponsor and $7,899,180 in proceeds from a Loan from the Target.

For the six months ended June 30, 2023 we utilized $844,775 in operating activities, which was largely driven by $5,869,034 in net loss and $5,991,130 in interest earned on cash and investments held in Trust Account, offset by a $5,433,120 increase in accounts payable and accrued expense, a $5,264,750 loss on the change in value of our warrant liabilities and $317,519 in prepaid expenses.

For the six months ended June 30, 2023, we utilized $1,400,000 in our investing activities, which was driven entirely by Extension Contributions.

For the six months ended June 30, 2023, we were provided $2,000,000 in our financing activities, which was entirely the result of proceeds from our Loans.

The net proceeds from the sale of the Units in our IPO and the sale of the Private Placement Warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the Trust Account and includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested in an interest-bearing account until the earlier of the consummation of our initial Business Combination or liquidation. Our shareholders have exercised their right of redemption in the amount of $268,092,426, which left $106,759,103 in proceeds and interest earned in the Trust Account as of June 30, 2024. As of July 31, 2024, a total of $107,149,176 was held in the Trust Account. This value reflects the approximately $24.4 million that was withdrawn for the redemptions that have occurred in the Third Extraordinary General Meeting.

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

Prior to the completion of our initial Business Combination, as of June 30, 2024, we have available to us $182,038 of proceeds held outside the Trust Account, as well as any funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In addition, on July 6, 2023, November 15, 2023, November 27, 2023, April 15, 2024 and June 6, 2024, the Company entered into non-interest bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”), in the principal amount of up to $750,000 (“the April 2024 Loan”), and in the principal amount of up to $1,200,000 (the “June 2024 Loan,” together with the March 2023 Loan, the July 2023 Loan, the November 2023 Loan, the Second November 2023 Loan, and the April 2024 Loan, the “Loans”) with an affiliate of the Sponsor to fund Extension Contribution payments into the Trust Account until the earlier of a completion of the Business Combination of the Extended Date. The portion of the Loans used to provide the company with additional working capital are not deposited into the Trust Account.

The total amount outstanding under the Loans was $6,450,000 and $4,750,000 as of June 30, 2024 and December 31, 2023, respectively.

On March 14, 2023, we convened the First Extraordinary General Meeting virtually, at which our Sponsor agreed, by making monthly advancements on the March 2023 Loan, to contribute the Extension Contribution of lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the initial Business Combination and the end of the Extension Period.

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

On May 21, 2024, the Company held an extraordinary general meeting (the “Third Extraordinary General Meeting”) to vote on a proposal to approve an Amendment to the Company’s Articles extending the date by which the Company must complete its initial Business Combination from June 17, 2024 to December 17, 2024 (the “Third Extension Amendment Proposal” and with respect to December 17, 2024, “the Extended Date”), and the shareholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the third Extension Amendment Proposal, the holders of 2,159,610 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $11.32 per share. In connection with these redemptions, approximately $24.4 million was withdrawn from the Trust Account to fund such redemptions.

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

If we are not able to consummate our Business Combination before the end of the Business Combination Period, we will commence an automatic winding up, dissolution and liquidation. Management has determined that automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about our ability to continue as a going concern. While management intends to complete a Business Combination, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Underwriting Agreement

The underwriter will be entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate with each entitled to $6,037,500. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 10, 2024, one of the Company’s underwriters resigned and provided a waiver of expenses and fees. Accordingly, the Company reversed the $6,037,500 liability, which represented their portion of the full $12,075,000.

Consulting Agreements

In April 2023, the Company entered into two agreements with each of the IPO underwriters, each to act as a capital markets advisor and as a placement agent in relation to the Business Combination. On June 9, 2023, the Company terminated the two engagement letters with one of the IPO underwriters, and such termination nullified the Company’s obligation to pay any fees under such agreements. With respect to the other IPO underwriter, as compensation for their services, half of a placement fee of 3.0% of the gross proceeds of securities sold in the placement was to be paid to the agent upon consummation of the placement (the “Placement Fee”) and $4,000,000 was to be paid to the agent upon consummation of the Business Combination (the “Transaction Fee”). The Placement Fee and the Transaction fee would only have become payable in the event the placement and the Business Combination were consummated, respectively, and as such nothing will be recorded until that time. On June 10, 2024, the other IPO underwriter resigned and waived the obligation to any fees. As such, the Placement and Transaction Fees will not become payable.

In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. On July 15, 2024, the Company terminated the agreement with the third-party consultant and entered into a new agreement with the third-party consultant. As a result and as compensation for those services, an advisory fee of $3,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). This fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.

Additionally, the consultant was eligible to receive a termination fee of $500,000 and to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated. As part of the termination of the initial agreement, the consultant billed $1,185,488 in connection with its fees incurred. As of June 30, 2024, $1,185,488 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we consider our critical accounting estimates to the fair value of our warrants and convertible promissory note.

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

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 7240) – Improvements to Income Tax Disclosures,” (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning January 1, 2025. The company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its financial position, results of operations and financial statement disclosures.

We have considered all new accounting pronouncements and have concluded that there are no new pronouncements that may have a material impact on our results of operations, financial condition, or cash flows, based on the current information.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and Gaza. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting in connection with lack of controls to assure the accuracy and completeness of accrued expenses, classification and presentation of forgiveness of accrued legal expenses as other income and interest earned in the Trust Account.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over recognition of accrued expenses were not effectively designed of maintained. Our management performance additional analysis as deemed necessary to ensure that our financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting practices in the United States. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

In light of the material weakness described above our management team has performed additional accounting and financial analyses and other post-closing procedures. We have enhanced, and will continue to enhance, our internal controls and procedures. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting were not effective as of June 30, 2024.

In light of the material weakness described above, our management team has performed additional accounting and financial analyses and other post-closing procedures. We have enhanced, and will continue to enhance, internal controls and procedures. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant of unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit

10.1	Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 10, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP EUROPE ACQUISITION CORP I

Date: August 19, 2024	By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer