Form 10-Q
period 2024-09-30
Investcorp Europe Acquisition Corp I
filed 2024-11-25
CIK 1857410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by the check mark if the r egistra
nt has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). YES ☒ NO ☐
As of November 22, 2024, there were
18,010,684 Class A ordinary shares, $0.0001 par value, and 1 Class B ordinary share, $0.0001 par value, issued and outstanding.

INVESTCORP EUROPE ACQUISITION CORP I

INDEX TO FINANCIAL STATEMENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (as revised)	1
Condensed Statements of Operations for the three and nine months ended September 30, 2024 (unaudited) and the three and nine months ended September 30, 2023 (unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 (unaudited) and the three and nine months ended September 30, 2023 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2024 (unaudited) and the nine months ended September 30, 2023 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34

PART II OTHER INFORMATION

Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	37

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED BALANCE SHEETS

	As of September 30, 2024 (Unaudited)	As of December 31, 2023 (As revised)
Assets
Current Assets
Cash	$10,633,602	$98,676
Prepaid expenses	43,480	76,239
Business Combination termination receivable	10,423,621	—
Interest receivable	—	62,706

Total Current Assets	21,100,703	237,621
Cash held in Trust Account	107,909,011	127,703,238

Total Assets	$129,009,714	$127,940,859

Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$2,841,731	$8,650,534
Note Payable to Sponsor	6,900,000	4,750,000

Total Current Liabilities	9,741,731	13,400,534
Warrant liabilities	350,000	7,782,000
Deferred underwriting fee payable	—	12,075,000

Total Liabilities	$10,091,731	$33,257,534

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,385,685 and 11,545,295 shares at $11.50 and $11.07 per share redemption value at September 30, 2024 and December 31, 2023, respectively	107,909,011	127,765,944
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 8,624,999 issued and outstanding at September 30, 2024 and December 31, 2023 (excluding 9,385,685 and 11,545,295 shares subject to possible redemption, respectively)	863	863
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 1 issued and outstanding shares at September 30, 2024 and December 31, 2023	—	—
Retained Earnings (Accumulated deficit)	11,008,109	(33,083,482)

Total Shareholders’ Equity (Deficit)	11,008,972	(33,082,619)

Total Liabilities, Shares Subject to Redemption and Shareholders’ Equity (Deficit)	$129,009,714	$127,940,859

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Formation and operating costs	$1,954,150	$1,058,457	$8,750,817	$7,653,872

Loss from Operations	(1,954,150)	(1,058,457)	(8,750,817)	(7,653,872)
Other income (expense)
Change in fair value of warrant liabilities	2,112,000	(3,292,000)	7,432,000	(8,556,750)
Offering expense charged to warrant liabilities	489,650	—	489,650	—
Gain from Business Combination termination	30,000,000	—	30,000,000	—
Interest earned on Cash and Investments held in Trust Account	1,149,908	2,647,851	3,835,521	8,638,982
Forgiveness of legal fees	1,800,000	—	4,346,926	—
Gain (loss) on foreign exchange	—	(4,595)	—	(4,595)
Interest expense	(162,338)	—	(261,518)	—

Total other income (expense)	35,389,220	(648,744)	45,842,579	77,637

Net Income (Loss)	$33,435,070	$(1,707,201)	$37,091,762	$(7,576,235)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	9,385,685	19,005,667	10,497,017	22,865,061

Basic and diluted net income (loss) per redeemable Class A ordinary share	$1.86	$(0.06)	$1.94	$(0.24)

Basic and diluted weighted average non-redeemable ordinary shares outstanding	8,625,000	8,625,000	8,625,000	8,625,000

Basic and diluted net income (loss) per non-redeemable ordinary share	$1.86	$(0.06)	$1.94	$(0.24)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares Class A		Ordinary Shares Class B		(Accumulated Deficit)	Total Stockholders’
	Shares	Amount	Shares	Amount	Retained Earnings	Equity (Deficit)
Balance – December 31, 2023 (as revised)	8,624,999	$863	1	$—	$(33,083,482)	$(33,082,619)
Extension Contribution	—	—	—	—	(450,000)	(450,000)
Remeasurement of redeemable shares to redemption value	—	—	—	—	(1,403,597)	(1,403,597)
Net income	—	—	—	—	4,556,525	4,556,525

Balance – March 31, 2024 (unaudited)	8,624,999	$863	1	$—	$(30,380,554)	$(30,379,691)
Deferred underwriters’ fee commission waiver	—	—	—	—	6,037,500	6,037,500
Extension Contribution	—	—	—	—	(300,000)	(300,000)
Remeasurement of redeemable shares to redemption value	—	—	—	—	(1,282,016)	(1,282,016)
Net loss	—	—	—	—	(899,833)	(899,833)

Balance – June 30, 2024 (unaudited)	8,624,999	$863	1	$—	$(26,824,903)	$(26,824,040)
Deferred underwriters’ fee commission waiver	—	—	—	—	5,547,850	5,547,850
Remeasurement of redeemable shares to redemption value	—	—	—	—	(1,149,908)	(1,149,908)
Net income	—	—	—	—	33,435,070	33,435,070

Balance – September 30, 2024 (unaudited)	8,624,999	$863	1	$—	$11,008,109	$11,008,972

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

INVESTCORP EUROPE ACQUISITION CORP I
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$37,091,762	$(7,576,235)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering cost charged to warrant liabilities	(489,650)	—
Interest earned on Cash and Investments held in Trust Account	(3,835,521)	(8,638,982)
Forgiveness of legal fees	(4,346,926)	—
Business Combination termination receivable	(10,423,621)	—
Change in fair value of warrant liabilities	(7,432,000)	8,556,750
Changes in operating assets and liabilities:
Prepaid expenses	32,759	476,279
Accounts payable and accrued expenses	(1,461,877)	5,869,231

Net cash provided by (used in) operating activities	9,134,926	(1,312,957)
Cash Flows from Investing Activities:
Extension Contribution	(750,000)	(2,450,000)
Withdrawal from Trust Account for Redemptions	24,442,454	161,606,370

Net cash provided by investing activities	23,692,454	159,156,370
Cash Flows from Financing Activities:
Proceeds from affiliate promissory note	2,150,000	3,315,000
Redemptions paid out	(24,442,454)	(161,606,370)

Net cash used in financing activities	(22,292,454)	(158,291,370)

Net change in cash	10,534,926	(447,957)
Cash at beginning of period	98,676	479,009

Cash at end of period	$10,633,602	$31,052

Supplemental disclosure of cash flow information:

Remeasurement of redeemable shares to redemption value	$3,835,521	$8,638,982

Deferred underwriters’ fee commission waiver	$12,075,000	$—

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
As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through September 30, 2024 relates to the Company’s formation and Initial Public Offering of units (the “IPO”) described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds expected to be derived from the IPO. The Company has selected December 31 as its fiscal year end.
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
As of September 30, 2024, the Company had made nine Extension Contribution payments pursuant to the March 2023 Loan, the July 2023 Loan and the November 2023 Loan (as defined below), each in the amount of $350,000, as well as six Extension Contribution Payments pursuant to the Second November 2023 Loan and the April 2024 Loan, each in the amount of $150,000. For a more detailed description of the Loans, see “Liquidity, Capital Resources and Going Concern.” In connection with the Third Extension, the Company ceased making Extension Contributions on June 17, 2024.
Liquidity, Capital Resources and Going Concern
As of September 30, 2024, the Company had $10,633,602 in its operating bank accounts and working capital of $11,358,972. As of September 30, 2024, approximately $8,125,000 of the amount on deposit in cash held in the Trust Account represented interest income and $4,050,000 represented an Extension Contribution, all of which are available to pay the Company’s tax obligations, if any.
The Company’s liquidity needs up to December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000. In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 6). As of September 30, 2024, there were no amounts outstanding under any Working Capital Loans.
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

The total amount outstanding under the Loans entered into on March 7, 2023, July 6, 2023, November 15, 2023, November 27, 2023, April 15, 2024, June 6, 2024 and any other Working Capital Loans as of September 30, 2024 and December 31, 2023 was $6,900,000 and $4,750,000, respectively.
On August 1, 2024, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicates that the Company, pursuant to the Listing Rules, has 45 calendar days, or until September 16, 2024, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Notice, or until January 29, 2025, to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel. The Company submitted a plan to regain compliance on September 6, 2024 and the submitted plan was accepted by Nasdaq on September 27, 2024.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $10,633,602 and $98,676 as of September 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.
Cash Held in Trust Account
Investments in money market funds are recognized at fair value and are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from cash held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2024 and December 31, 2023, the assets held in the Trust Account consisted of cash in the amount of $107,909,011 and $127,703,238, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Net Income (Loss) Per Ordinary Share
The Company’s statements of operations include a presentation of net income (loss) per share for Ordinary Shares subject to possible redemption and applies the two-class
method in calculating net income (loss) per share. Net income (loss) per Ordinary Share, basic and diluted, is calculated by dividing the pro- rata allocation of net income (loss) for each class, by the weighted average number of Class A and Class B non-redeemable
Ordinary Shares outstanding for the period. Net income (loss) is allocated pro-rata
between Class A redeemable and Class B
non-redeemable
shares based on their respective weighted average shares outstanding for the period. As of September 30, 2024, the potential Ordinary Shares for outstanding Public and Private Warrants to purchase the Company’s Ordinary Shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2024 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the period.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended
	September 30, 2024		September 30, 2023
	Redeemable Class A Ordinary Shares	Non- Redeemable Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$17,423,604	$16,011,466	$(1,174,293)	$(532,908)

Denominator:
Weighted-average shares outstanding	9,385,685	8,625,000	19,005,667	8,625,000

Basic and diluted net income (loss) per share	$1.86	$1.86	$(0.06)	$(0.06)

	For the nine months ended
	September 30, 2024		September 30, 2023
	Redeemable Class A Ordinary Shares	Non- Redeemable Ordinary Shares	Redeemable Class A Ordinary Shares	Non- Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$20,361,495	$16,730,267	$(5,501,135)	$(2,075,100)

Denominator:
Weighted-average shares outstanding	10,497,017	8,625,000	22,865,061	8,625,000

Basic and diluted net income (loss) per share	$1.94	$1.94	$(0.24)	$(0.24)

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

The 33,950,000 warrants issued in connection with the IPO and the Private Placement (including the 17,250,000 Public Warrants included in the Units and the 16,700,000 Private Placement Warrants) were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non
-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Accordingly, as of September 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet.
Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	September 30, 2024	December 31, 2023
As of beginning of the period	$127,765,944	$356,976,644
Less:
Redemptions as a result of Extraordinary General Meeting	(24,442,454)	(243,649,972)
Plus:
Extension Contribution	750,000	3,300,000
Remeasurement of carrying value to redemption value	3,835,521	11,139,272

Class A ordinary shares subject to possible redemption	$107,909,011	$127,765,944

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
There were no unrecognized tax benefits as of September 30, 2024. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties.

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
The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic
470-20,
Debt— Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU
No. 2020-06
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
Note 4— Terminated Business Combination Agreement
Original Business Agreement
On April 25, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Zacco Holdings (formerly OpSec Holdings), a Cayman Islands exempted company with limited liability (“Pubco”), Opal Merger Sub I, a Cayman Islands exempted company incorporated with limited liability and wholly- owned subsidiary of Pubco (“Merger Sub I”), Opal Merger Sub II, a Cayman Islands exempted company incorporated with limited liability and wholly- owned Subsidiary of Pubco (“Merger Sub II”), Orca Holdings Limited, a Cayman Islands exempted company incorporated with limited liability (“Orca”), Orca Midco Limited, a private limited company incorporated under the Laws of England and Wales (“Orca Midco”), Orca Bidco Limited, a private limited company incorporated under the Laws of England and Wales and a subsidiary of Orca (“Orca Bidco”, and together with its subsidiaries, the “OpSec Group”), Investcorp Technology Secondary Fund 2018, L.P., a Cayman Islands exempted limited partnership (“ITSF”), and Mill Reef Capital Fund ScS, a limited partnership (société en commandite simple) organized under the laws of Luxembourg (“Mill Reef”, and together with ITSF, the “Orca Shareholders”), pursuant to which, among other things and subject to certain terms and conditions, (1) the Orca Shareholders would have contributed to Pubco all of the issued and outstanding ordinary shares of Orca (the “Orca Ordinary Shares”) in exchange for (a) ordinary shares of Pubco (“Pubco Ordinary Shares”) and (b) an aggregate amount in cash equal to $10,000,000 (collectively, the “Share Contribution” and with respect to the date it would have occurred, the “Share Contribution Closing”), (2) following the Share Contribution, Orca would have merged with and into Merger Sub I, as a result of which the separate corporate existence of Orca would have ceased and Merger Sub I would have continued as the surviving company (the “First Merger”), and (3) following the First Merger, the Company would have merged with and into Merger Sub II (the “Second Merger”), as a result of which (a) the separate corporate existence of Merger Sub II would have ceased and the Company shall continue as the surviving company, (b) the issued and outstanding Class A ordinary shares immediately prior to the effective time of the Second Merger (the “Second Merger Effective Time”) would have been exchanged for Pubco Ordinary Shares concurrently with the Second Merger, (c) the issued and outstanding Class B ordinary shares immediately prior to the Second Merger Effective Time would have been transferred to Pubco in exchange for Pubco Ordinary Shares and (d) the warrants of the Company outstanding immediately prior to the Second Merger Effective Time would have ceased to represent a right to acquire the number of Class A ordinary shares set forth in such warrant and would instead have been assumed by Pubco and automatically converted into warrants issued by Pubco (“Pubco Warrants”) to acquire an equal number of Pubco Ordinary Shares.
Following consummation of the above-described transactions (the “Transactions”), the Company would have been a wholly-owned subsidiary of Pubco and Orca would have been a wholly-owned subsidiary of Pubco. The Transactions were expected to close in the second half of 2024, subject to customary closing conditions, including the required approval by the shareholders of the Company. Other than pursuant to the terms and conditions set forth in the Backstop Agreement, there were no other financial closing conditions of the Transactions that would preclude closing once shareholder approval was obtained.
Each Unit of the Company outstanding immediately prior to the Second Merger Effective Time would have been automatically detached and the holder thereof would have been deemed to hold one Class A ordinary share and one-half
of a Warrant, which underlying securities would have been converted as set forth below and in accordance with the terms and conditions of the Business Combination Agreement.
At the Second Merger Effective Time, by virtue of the Second Merger and without any further action required on the part of any Party or the holders of securities of the Company or Merger Sub II:

(1)
Class
 A ordinary shares:
Each Class A ordinary share issued and outstanding immediately prior to the Second Merger Effective Time (after giving effect to redemptions) would have been exchanged for one Pubco Ordinary Share.

(2)
Warrants:
Each warrant outstanding immediately prior to the Second Merger Effective Time would have ceased to represent a right to acquire the number of Class A ordinary shares set forth in such warrant and would have been exchanged for a warrant to acquire one Pubco Ordinary Share. Each of the Pubco Warrants would have, and been subject to, substantially the same terms and conditions set forth in the Company Public Warrants.

Concurrently with the Second Merger and after giving effect to the Share Cancellation described below, the Sponsor and certain shareholders of the Company (together with the Sponsor, the “Sponsor Members”) would have sold and transferred to Pubco, and Pubco would have purchased, the outstanding Class B ordinary shares in exchange for an equal number of Pubco Ordinary Shares and immediately after the Second Merger Effective Time each such Class B ordinary share would have been converted into a Class A ordinary share.
In connection with the Share Contribution, the Orca Shareholders would have received, in aggregate, (1) 23,577,550 Pubco Ordinary Shares, (2) an aggregate amount in cash equal to $10,000,000 and (3) the right to receive in aggregate an additional 1,277,550 Pubco Ordinary Shares upon the satisfaction of either of the following conditions (each, “Triggering Event”):

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
In connection with the Business Combination Agreement, the Company entered into the following agreements:
Backstop Agreement:
On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, Orca and Pubco entered into a backstop agreement (the “Backstop Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, the Sponsor committed to purchase, prior to the Second Merger Closing, equity securities of Pubco, in a private placement, for an aggregate purchase price not to exceed $50 million, to backstop certain redemptions by Shareholders of the Company.
Insider Letter Amendment:
On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Company and the Sponsor Members entered into an amendment to that certain Letter Agreement, dated as of December 14, 2021, by and among the Company and the Sponsor Members (the “Insider Letter”), pursuant to which, among other things, the Insider Letter was amended to reduce period of time during which the Sponsor Members had agreed not to transfer their Pubco Ordinary Shares issued in respect of the exchange of their Class B ordinary shares.

Sponsor Support Agreement:
On April 25, 2023, concurrently with the execution of the Business Combination Agreement, the Sponsor Members, Pubco and the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”), pursuant to which, among other things, (1) each Sponsor Member agreed (a) to vote all Ordinary Shares of the Company held by such Sponsor Member in favor of the Business Combination Agreement and the Transactions, (b) 50% of the Pubco Ordinary Shares held by such Sponsor Member as of immediately following the Second Merger Effective Time and after giving effect to the Share Cancellation (as defined below) would have been placed in escrow pursuant to an escrow agreement to be mutually agreed upon, by and among the Sponsor Members, Pubco and a mutually agreed upon escrow agent (the “Sponsor Earnout Shares”) and (c) to abstain from exercising any redemption rights in connection with the redemption of any Class A ordinary shares, and (2) the Sponsor further agreed to (a) along with certain other Sponsor Members, surrender for nil consideration and cancel immediately prior to the Share Contribution, but subject to the consummation of the Second Merger, in aggregate, 2,555,100 Class B ordinary shares held by such Sponsor Member as of immediately prior to the Share Contribution (the “Share Cancellation”), (b) transfer to the Orca Shareholders immediately following the Share Contribution, but subject to the consummation of the Second Merger, 2,050,000 Warrants held by the Sponsor and (c) reimburse the Company for expenses in excess of $20,000,000, unless such excess expenses had otherwise been approved in writing by Orca, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement. The Sponsor Earnout Shares would have been released from escrow pursuant to such escrow agreement and delivered to such Sponsor Member upon the occurrence of a Triggering Event.
In connection with the Closing, the Company would have entered into, among others, the following agreements:
Lock-Up
Agreement:
At the Share Contribution Closing, the Orca Shareholders and Pubco would have entered into a lock-up
agreement, pursuant to which, the Orca Shareholders would have agreed, subject to customary exceptions, not to transfer their Pubco Ordinary Shares during the period commencing on the date of the Share Contribution Closing and ending on the earlier of (1) the date that is nine months after the Share Contribution Closing and (2) the date on which Pubco undergoes a change of control.
Registration Rights Agreement:
In connection with the Transactions, at the Second Merger Closing, and subject to the consummation thereof, (1) the registration rights agreement, dated December 14, 2021, by and among the Company and the Sponsor Members, would have been terminated and (2) Pubco, the Orca Shareholders and the Sponsor Members would have entered into a registration rights agreement, pursuant to which, among other things, the Orca Shareholders and the Sponsor Members would have been granted customary registration rights, on the terms and subject to the conditions set forth therein.
Warrant Assignment, Assumption and Amendment:
In connection with the Transactions, at or prior to the Second Merger Effective Time, the Company, Pubco and Continental would have entered into a warrant assignment, assumption and amendment agreement, which would have amended that certain Warrant Agreement, dated December 14, 2021, by and between the Company and Continental, pursuant to which, among other things, (1) the Company would have assigned to Pubco, and Pubco would have assumed, all of the Company’s right, title and interest in and to the Warrant Agreement and (2) each warrant would have been modified to no longer entitle the holder thereof to purchase Class A ordinary shares and instead acquire an equal number of Pubco Ordinary Shares.
First Amendment to the Business Combination Agreement
On December 14, 2023, the Company entered into the first amendment to the Business Combination Agreement (the “First BCA Amendment”) with Pubco, Orca and the Orca Shareholders. The First BCA Amendment provided, among other things, that (1) holders of options granted by Orca (“Orca Options”) who are not executives of Orca have the right to elect to cash out up to 10% of the Orca Options held by such holders, (2) the Orca Options granted to certain Orca executives in February of 2023 were cancelled and (3) following the consummation of the Transactions, the board of directors of Pubco would have consisted of seven directors, three of whom would have been “independent directors” as defined under Rule
10A-3
of the Exchange Act, with three individuals designated by Orca, two individuals designated by the Company and two individuals appointed jointly by Orca and the Company.
Second Amendment to the Business Combination Agreement
On March 10, 2024, the Company entered into a second amendment to the Business Combination Agreement (the “Second BCA Amendment”), which was entered into concurrently with a stock purchase agreement (the “Divestiture Agreement”) by Orca Midco and
CA-MC
Acquisition UK Ltd. (the “Divestiture Buyer”), pursuant to which, among other things, Orca Midco sold, and the Divestiture Buyer purchased, all of the issued and outstanding equity securities of Orca Bidco (the “Divestiture”). Prior to the execution of the Divestiture Agreement, Orca effected a reorganization of its subsidiaries pursuant to which all of the issued and outstanding equity securities of Orca Holding Denmark APS (“Orca Denmark”), the parent entity of Zacco A/S (“Zacco”), became directly owned by Orca Midco (the “Reorganization”). As a result of the Reorganization, the Divestiture effected a sale to the Divestiture Buyer of only the Orca business, which is conducted through Orca Bidco and its subsidiaries (the “Divested Companies”), with the Zacco business being retained by Orca Midco. The Divestiture was consummated on May 7, 2024.
In connection with the Divestiture Agreement and the Second Amendment to the BCA, the Company entered into a letter agreement, dated March 10, 2024 (the “Consent”), with Pubco, the Orca Shareholders, and Crane NXT, Co., a Delaware corporation (“NXT”), pursuant to which the Company consented to, among other things, Orca effecting the Reorganization and Orca Midco entering into the Divestiture Agreement and consummating the Divestiture. Pursuant to the Consent, the Company also released, relinquished and discharged any and all existing or potential claims, causes of action and damages (i) against NXT and its affiliates solely in respect of matters relating to the Divestiture arising or occurring prior to the execution of the Divestiture Agreement, and (ii) if the Divestiture is consummated, against the Divested Companies, solely in respect of matters related to the Reorganization, the Divestiture, the Letter Agreement (as defined in the Consent) and the Business Combination Agreement.

The Divestiture was consummated on May 7, 2024 and concurrently with the consummation of the Divestiture, Orca Midco caused the net proceeds of the Divestiture (the “Divestiture Proceeds”) to be deposited into a third-party escrow account (the “Divestiture Proceeds Escrow Account”) with an escrow agent reasonably acceptable to the Company. Such Divestiture Proceeds shall be held in the Divestiture Proceeds Escrow Account pursuant to an escrow agreement entered into by and among Orca Midco, Pubco, the Company and the escrow agent, in form and substance acceptable to the Company (the “Divestiture Proceeds Escrow Agreement”), such escrow agent holding such funds as nominee of and for the benefit of Orca Midco, the Company or Pubco, as applicable, subject always to the terms of the Business Combination Agreement and the Divestiture Proceeds Escrow Agreement. The Divestiture Proceeds were to be released from escrow and payable to (a) Pubco upon the Second Merger Closing, (b) the Company upon certain termination events as described further in the section below entitled “Termination” or (c) Orca Midco (i) upon an amount becoming due and payable by Orca Midco in accordance with the terms of the Divestiture Agreement, with such amount being subject to the review and reasonable confirmation of the Company, or (ii) in connection with a Proceeds Advance (as defined below) as described further in the section below entitled “Proceeds Advance”. The Company is a third-party beneficiary of the provisions of the Divestiture Agreement that give effect to the foregoing.
If the funds from the Divestiture Proceeds Escrow Account were released to Pubco, Pubco would have used such funds to (a) promptly pay (or cause to be promptly paid) all of the Company’s Expenses, and (b) within 14 days following the Second Merger Closing, to the extent permitted by applicable Law and subject to the determination of the Pubco Board that it is in the best interests of the holders of Pubco Ordinary Shares, make a dividend to all holders of Pubco Ordinary Shares in such amount as determined by the Pubco Board, which such dividend shall be paid in cash or, at the election of the applicable holder of such Pubco Ordinary Shares, in kind in Pubco Ordinary Shares. If declared, such dividend would not be less than an amount as is necessary to enable ITSF to receive dividends in an amount which is, in the aggregate, equal to the amount of any Proceeds Advance. In lieu of a dividend, the Pubco Board may also have approved and effected a tender offer, repurchase of shares or other similar process by which the holders of Pubco Ordinary Shares receive the same economic benefit (including as regards the receipt of cash proceeds) as if a dividend had been declared.
In the event that the Proposed Transactions have not been consummated by August 26, 2024, Orca Midco was to be provided an advance from the Divestiture Proceeds held in the Divestiture Proceeds Escrow Account (a “Proceeds Advance”) pursuant to a promissory note in form and substance acceptable to IVC Europe in the principal amount of $73,800,000. The promissory note was to contain the same terms, structure and conditions, including interest rate, security and guarantees, as ITSF’s current debt facility. The purpose of the Proceeds Advance is solely to enable ITSF to satisfy its obligations under such facility for which payment would have been triggered by the consummation of the Divestiture. Once the Proposed Transactions were consummated, the outstanding balance under the Promissory Note was to be set off against any shareholder distributions made by Pubco which would otherwise have been payable to ITSF.
OpSec Services India Private Limited (an indirect subsidiary of Zacco) (“Zacco India”) and OpSec Online LLC (an indirect subsidiary of Orca Bidco) (“OpSec Online”) entered into a transitional services agreement on May 3, 2024 in connection with the divestiture of the OpSec Group to Crane. Pursuant to the agreement, Zacco India agreed to provide certain transitional services, including operations, HR, IT and paralegal support services, to OpSec Online, for a period of between 3 and 6 months following completion of the Divestiture. In addition, the agreement provided that certain employees providing certain of the TSA services relating to the OpSec Group’s Indian operations would transfer their employment to the OpSec Group within 6 months of the Divestiture.
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
Following the execution of the Second BCA Amendment, the Company agreed to use commercially reasonable efforts to obtain from an independent valuation firm a customary opinion that the exchange ratio, after giving effect to the consummation of the Divestiture and the consummation of the Transactions, is fair, from a financial point of view, to the Company’s public shareholders holding Class A ordinary shares (other than Sponsor) (the “Fairness Opinion”).
In the event that the Company was unable to obtain the Fairness Opinion, (a) the number of Pubco Ordinary Shares issuable to the Orca Shareholders at the Share Contribution Closing and (b) the number of Sponsor’s Founder Shares subject to the Share Cancellation were to be adjusted, in each case, to reflect an enterprise value (on a debt free, cash free basis) of the Zacco companies of $160,000,000 (subject to an increase or decrease by up to $16,000,000 to reflect the enterprise value stated in the Fairness Opinion); provided, that (i) any adjustments made pursuant to the foregoing clauses (a) and (b) are made pro rata and only to the extent necessary to enable the independent valuation firm to deliver the Fairness Opinion, and (ii) for the purposes of clause (b), all Founder Shares were to be treated as fully vested.
The Second BCA Amendment added certain representations and warranties with respect to Zacco and its subsidiaries, including with respect to (a) its material contracts, (b) its ownership of intellectual property, (c) its top customers and suppliers and (d) the sufficiency of the assets of Zacco and its subsidiaries for the operation of the Zacco business. The Second BCA Amendment also required Orca to deliver a supplement to their disclosure schedules within 14 days of the execution of the Second BCA Amendment, which supplement provided additional disclosures regarding the Zacco business.
The Second BCA Amendment also added certain covenants regarding the operation of the Zacco business between the signing of the Second BCA Amendment and the consummation of the Transactions. Additionally, the covenants regarding the operation of Orca and its subsidiaries were amended to permit the Divestiture in accordance with the terms and subject to the conditions set forth in the Divestiture Agreement. Furthermore, Orca was required to deliver, as soon as reasonably practicable following the execution of the Second BCA Amendment, to Pubco and the Company (a) audited financial statements of the Zacco business for fiscal years 2022 and 2023 and (b) pro forma financial statements of Orca reflecting the acquisition of the Zacco business and the Divestiture.

The Second BCA Amendment added a new right to terminate the Business Combination Agreement in favor of the Company in the event that (a) the Company is unable to obtain the Fairness Opinion or (b) the Special Committee has determined in good faith, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A ordinary shares (other than Sponsor) in accordance with the Cayman Companies Act. Such termination right could only be exercised by the Company within the two week period following the consummation of the Divesture (the “Post- Divestiture Termination Period”).
The Second BCA Amendment also required that certain amounts be paid by Orca to the Company upon certain terminations of the Business Combination Agreement which amounts must be paid upon the earlier of (a) the consummation of the Divestiture and (b) the Extended Date.
The amounts payable to the Company and the termination events triggering their payment were: (a) upon a termination by the Company or Orca due to the failure of the Transactions to be consummated by the Extended Date, (i) $30,000,000 if such termination occurred during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurred at any other time, in each case, so long as the Company is not the cause of such failure; (b) upon a termination by the Company or Orca due to a governmental order that permanently prohibits the consummation of the Transactions, (i) $30,000,000 if such termination occurred during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurred at any other time, in each case, so long as the Company was not the cause of such governmental order; (c) upon a termination by the Company due to a material breach of the Business Combination Agreement by Orca or the Orca Shareholders, $30,000,000 (or, alternatively, the Company could initiate an action against Orca and/or the Orca Shareholders to seek damages); and (d) upon a termination by the Company due to either (i) the inability of the Company to obtain the Fairness Opinion or (ii) a good faith determination by the Special Committee, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A ordinary shares (other than Sponsor) in accordance with the Cayman Companies Act, $30,000,000. Except for any amounts payable to the Company described in clause (d) above, all termination amounts payable to the Company were due and payable when such amounts have been (A) agreed in writing by the Company and Orca or (B) determined by a court of competent jurisdiction.
In the event that the Divestiture was consummated and the Transactions have not been consummated by August 26, 2024, Orca Midco would have been provided an advance from the Divestiture Proceeds held in the Divestiture Proceeds Escrow Account (a “Proceeds Advance”) pursuant to a promissory note in form and substance acceptable to the Company in the principal amount of $73,800,000 on the same terms, structure and conditions, including, but not limited to, interest rate, security and guarantees, as ITSF’s current facility (the “Promissory Note”) to enable ITSF to satisfy its obligations under such facility for which payment would have been triggered by the consummation of the Divestiture. Once the Transactions were consummated, the outstanding balance under the Promissory Note would have been set off against any shareholder distributions made by Pubco which would otherwise have been payable to ITSF.
The Second BCA Amendment provided for the conversion of the Class B ordinary shares into Class A ordinary shares, which was elected on December 22, 2023 and effected on January 2, 2024.
Third Amendment to the Business Combination Agreement
On May 3, 2024, the Company entered into that certain Third Amendment to the Business Combination Agreement (the “Third BCA Amendment”) with Pubco, Orca and the Orca Shareholders. The Third BCA Amendment provided, among other things, that: (a) the Purchase Price for the Divestiture that was to be deposited into the Divestiture Proceeds Escrow Account if the Divestiture was consummated prior to the Second Merger Closing will be reduced by certain fees, costs and expenses as set forth on Schedule IX of the Business Combination Agreement (the “Specified Transaction Expenses”); (b) concurrently with or promptly following the consummation of the Divestiture, the Specified Transaction Expenses shall be paid to the payees in the amounts set forth on Schedule IX of the Business Combination Agreement, and, if the Share Contribution was consummated, such advance of the Specified Transaction Expenses shall be treated as a partial payment by Orca Midco of Pubco’s obligation to bear the Expenses of the Target Companies in accordance with the terms of the Business Combination Agreement; (c) promptly following the consummation of the Divestiture, Pubco, Orca Midco and the Company instructed the Escrow Agent to release from the Divestiture Proceeds Escrow Account to the Company (or such other person as the Company directs) an amount equal to $7,800,000 in connection with the settlement of the Company’s Expenses (the “Specified Company Transaction Expenses”), and, if the Share Contribution was consummated, such advance of the Specified Company Transaction Expenses would have be treated as a partial payment by Orca Midco of Pubco’s obligation to bear the Company’s Expenses in accordance with the terms of the Business Combination Agreement; (d) Orca Midco would have had the right to receive an advance from the funds held in the Divestiture Proceeds Escrow Account in an amount equal to (i) the First Distribution Amount of $3,000,000 if the Second Merger Closing had not occurred prior to May 28, 2024 and (ii) the Second Distribution Amount of $73,800,000 less the First Distribution Amount to the extent the First Distribution Amount had been released to Orca Midco prior to the release of the Second Distribution Amount to Orca Midco pursuant to and in accordance with the terms of the Business Combination Agreement, if the Second Merger Closing had not occurred prior to August 26, 2024; (e) in the event that the Special Committee has determined in good faith, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding Class A ordinary shares (other than Sponsor) in accordance with the Cayman Companies Act, the Company shall have the right to terminate the Business Combination Agreement during the period following the consummation of the Divestiture and ending on and including August 10, 2024 (which was later amended to August 30, 2024 in the Fourth Amendment to the Business Combination Agreement entered into on August 4, 2024 as discussed below); (f) (i) upon a termination of the Business Combination Agreement by the Company or Orca due to the failure of the Transactions to be consummated by the Outside Date or (ii) upon a termination of the Business Combination Agreement by the Company or Orca due

to a governmental order that permanently prohibits the consummation of the Transactions, the Termination Amount payable to the Company was to be $30,000,000 so long as written notice of such termination is provided during the period following the Divestiture Closing and ending on and including August 10, 2024; and (g) the Termination Amount to be paid by Orca Midco to the Company upon certain terminations of the Business Combination Agreement shall be reduced by the amount of the Specified Company Transaction Expenses plus notional interest accruing daily from the date the Specified Company Transaction Expenses are advanced to the Company (or such other person as the Company directs) up to and including the date of termination of the Business Combination Agreement at a rate of 8% per annum.
Fourth Amendment to the Business Combination Agreement
On August 4, 2024, the Company entered into that certain Fourth Amendment to the Business Combination Agreement (the “Fourth BCA Amendment” and, the Original Business Combination Agreement, as amended by the First BCA Amendment, the Second BCA Amendment, the Third BCA Amendment and the Fourth BCA Amendment, the “Business Combination Agreement”) with Pubco, Orca and the Orca Shareholders. The Fourth BCA Amendment provided, among other things, that: (a) promptly following the execution and delivery of the Fourth BCA Amendment, Pubco, Orca Midco and the Company shall instruct the Escrow Agent to release from the Divestiture Proceeds Escrow Account to the Company (or such other person as the Company directs) an amount equal to $1,195,642.84 in connection with the settlement of certain of the Company’s Expenses (the “Additional Specified Company Transaction Expenses”), and, if the Share Contribution is consummated, such advance of the Additional Specified Company Transaction Expenses shall be treated as a partial payment by Orca Midco of Pubco’s obligation to bear the Company’s Expenses in accordance with the terms of the Business Combination Agreement; (b) the right to terminate the Business Combination Agreement that may be exercised by the Company if the Special Committee has made an Intervening Event Recommendation Change due to (i) the inability of the Company to obtain the Fairness Opinion or (ii) the good faith determination by the Special Committee, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the Divestiture Closing is not advisable, fair to and in the best interests of the Company and the Company’s shareholders holding SPAC Class A Shares (other than Sponsor) in accordance with the Cayman Companies Act is extended to the period beginning on the Divestiture Closing and ending on and including August 30, 2024; (c) upon a termination of the Business Combination Agreement by the Company or Orca due to a governmental order that permanently prohibits the consummation of the Transactions, the Termination Amount payable to the Company shall be $30,000,000 so long as written notice of such termination is provided during the period following the Divestiture Closing and ending on and including August 30, 2024; and (d) the Termination Amount to be paid to the Company upon certain terminations of the Business Combination Agreement shall be further reduced by the amount of the Additional Specified Company Transaction Expenses plus notional interest accruing daily from the date the Additional Specified Company Transaction Expenses are advanced to the Company (or such other person as the Company directs) up to and including the date of termination of the Business Combination Agreement at a rate of 8% per annum.
Fifth Amendment to the Business Combination Agreement
On August 30, 2024, the Company entered into that certain Fifth Amendment to the Business Combination Agreement (the “Fifth BCA Amendment” and, the Original Business Combination Agreement, as amended by the First BCA Amendment, the Second BCA Amendment, the Third BCA Amendment, the Fourth Amendment and the Fifth BCA Amendment, the “Business Combination Agreement”) with Pubco, Orca and the Orca Shareholders. The Fifth BCA Amendment provided, among other things, that: (a) the Post-Closing Pubco Board would have consisted of six members that are reasonably acceptable to the Company and Orca, with four members designated by the Company, one member designated by Orca and one member being the chief executive officer of Zacco; (b) the time period in which the Post-Closing Pubco Board would have been required to use the funds received from the Divestiture Proceeds Escrow Account to make a dividend to the holders of all Pubco Ordinary Shares (to the extent permitted by applicable Law and subject to the determination of the Post-Closing Pubco Board that it is in the best interests of the holders of Pubco Ordinary Shares) would be shortened from fourteen days following the Second Merger Closing to five Business Days following the Second Merger Closing; (c) required that the Parties used reasonable best efforts to put arrangements in place with third party financing sources to enable the Post-Closing Pubco Board to make the dividend contemplated by clause (b) above; (d) any dividends declared by the Post-Closing Pubco Board as described in clause (b) above that are payable to ITSF in respect of the Pubco Ordinary Shares it holds shall first be applied towards the unpaid principal balance and accrued but unpaid interest under the loans from Orca to ITSF or any of its Subsidiaries relating to the First Distribution Amount and/or the Second Distribution Amount as of the date of such dividends until such amounts under the loans from Orca to ITSF or any of its Subsidiaries relating to the First Distribution Amount and/or the Second Distribution Amount are paid in full, and then shall be paid to ITSF; (e) only the receipt by Orca Midco of the Second Distribution Amount shall be conditioned upon the execution by Orca Midco of a Promissory Note on the same terms, including but not limited to, interest rate, security and guarantees, as the facility set forth on Schedule VIII of the Business Combination Agreement; (f) the right to terminate the Business Combination Agreement that may be exercised by the Company if the Special Committee has made an Intervening Event Recommendation Change due to (i) the inability of the Company to obtain the Fairness Opinion or (ii) the good faith determination by the Special Committee, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the Divestiture Closing is not advisable, fair to and in the best interests of the Company and the Company’s shareholders holding SPAC Class A Shares (other than Sponsor) in accordance with the Cayman Companies Act was extended to the period beginning on the Divestiture Closing and ending on and including September 30, 2024; and (g) upon a termination of the Business Combination Agreement by the Company or Orca due to a governmental order that permanently prohibits the consummation of the Transactions, the Termination Amount payable to the Company would be $30,000,000 so long as written notice of such termination is provided during the period following the Divestiture Closing and ending on and including September 30, 2024.
Termination of the Business Combination Agreement
On September 24, 2024, the Special Committee of the Board of Directors of the Company determined, in good faith after consultation with its outside counsel and other advisors, that the consummation of the Transactions following the occurrence of the Divestiture Closing is not advisable, fair to and in the best interests of the Company and the Company’s shareholders (other than Sponsor) in accordance with the Companies Act (as revised) of the Cayman Islands, which constitutes an Intervening Event Recommendation Change made pursuant to clause (b) of the definition of “Intervening Event” in the Business Combination Agreement.

Accordingly, pursuant to Section 12.1(h) of the Business Combination Agreement, in connection with such Intervening Event Recommendation Change, the Company terminated the Business Combination Agreement effective as of September 24, 2024.
Under the terms of the Business Combination Agreement, the Company was entitled to a Termination Amount of $30 million. It is expected that at least $20 million of such Termination Amount would be used to pay expenses incurred by the Company.
Pro Rata Distribution of the Termination Payment
On October 22, 2024, the Company’s Board declared a distribution of the net amount of such Termination Payment after satisfaction of the Company’s liabilities pro rata to all holders of Class A Ordinary Shares, equal to $.60 per Class A Ordinary Share, payable on November 12, 2024 to shareholders of record at the close of business on November 4, 2024. The pro rata distribution of the net amount of the Termination Payment has no impact on the rights as holders of the Class A Ordinary Shares, including with regards to liquidation rights or redemption of the trust account. The Company is currently considering whether to seek an alternative business combination or dissolve.
Subscription Agreement
On December 15, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Pubco, Orca, and Sakata INX Corporation, a Japanese corporation (the “Subscriber”). Pursuant to the Subscription Agreement, the Subscriber subscribed for 5,000,000 unsecured convertible loan notes (the “Loan Notes”) of $1.00 each issued by Orca for an aggregate purchase price of $5,000,000 (the “Note Subscription”). On the terms and subject to the conditions set forth in the Loan Notes, including the consummation of the First Merger, the Loan Notes would have been automatically novated from Orca to Pubco and simultaneously would convert into 526,316 Pubco Ordinary Shares (the “Subscription Shares”), par value $0.0001 per share (the “Share Subscription”). The closing of the Share Subscription would have occurred following the consummation of the First Merger and before the Second Merger (the “Closing”).
The Subscription Agreement was to terminate upon the earlier to occur of (1) such date and time as the Business Combination Agreement is validly terminated in accordance with its terms, (2) upon the mutual written agreement of each of the parties to the Subscription Agreement, (3) if any of the conditions to the Closing were not satisfied, or are not capable of being satisfied, on or prior to the Closing, and as a result thereof, the transactions contemplated by the Subscription Agreement are not consummated at the Closing and (4) one year from the date of the execution of the Subscription Agreement if the closing of the Business Combination has not occurred.
Pursuant to the Subscription Agreement, Pubco granted the Subscriber customary registration rights, on the terms and subject to the conditions set forth therein.
At the Closing, Pubco and the Subscriber would have entered into a lock-up
agreement, pursuant to which the Subscriber would have agreed, subject to customary exceptions, not to transfer the Subscription Shares during the period commencing on the date on which the Closing occurs and ending on the earlier of (1) the date that is 12 months after the Closing and (2) the date on which Pubco undergoes a change of control.
Following the Divestiture, the conditions to Closing were not capable of being satisfied, and as a result, on May 15, 2024, the Company and the Subscriber executed a repayment letter under which the Company’s obligations to the Subscriber under the Loan Notes were fully and finally discharged and no further payments were due or payable by the Company under the Loan Notes and any certificates in respect of the Loan Notes were thereby cancelled.
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
On October 9, 2024, the Company entered into an agreement with Orca Midco Ltd, (the “Incoming Party”), whereby the Company novated the Loans to the Incoming Party (see Note 13). The Incoming Party accepted all obligations for the Loans and agreed with the lender that the maturity date for all Loans would be December 31, 2024. Interest on the Loans shall accrue daily to the Incoming Party at a rate of SOFR + 3.25%, calculated on the basis of the actual number of days elapsed and a 360-day year.
The total amount outstanding under the Loans entered into described above as of September 30, 2024 was $6,900,000, of which $4,050,000 was utilized as Extension Contributions. As of December 31, 2023, there was $4,750,000 outstanding under the Loans, of which $3,300,000 was utilized as Extension Contributions.
Note 7—Business Combination Termination Receivable
On May 3, 2024, in connection with the Third Amendment to the Business Combination Agreement, the Divestiture Escrow Account paid $7,800,000 to the Company’s legal advisor as settlement of renegotiated fees incurred through that time (See Note 11). The $7,800,000 represented the Specified Transaction Expenses contemplated in the Third Amendment to the Business Combination Agreement. Per the Third Amendment, in the event that the Business Combination is not consummated, these fees would be due back to the Divestiture Escrow Account with interest of 8% per annum.
On August 4, 2024, in connection with the Fourth Amendment to the Business Combination Agreement, the Divestiture Escrow Account paid approximately $1,195,643 to a consultant utilized by the Company. This amount represented the Additional Specified Company Transaction Expenses contemplated in the Fourth Amendment to the Business Combination Agreement. Per the Fourth Amendment, in the event that the Business Combination was not consummated, these fees would be due back to the Divestiture Escrow Account with interest of 8% per annum. The Company executed loan agreements with Orca Midco Limited formalizing both the $7,800,000 included in the Third Amendment to the Business Combination and the $1,195,643 included in the Fourth Amendment to the Business Combination Agreement with the terms outlined here on August 4, 2024.

On September 24, 2024, the Company terminated the Business Combination Agreement in accordance with the termination provision. The termination provision allowed for the Company to receive $30,000,000 in funds in the event the Business Combination was not consummated. This $30,000,000 was to be offset by the Specified Transaction Expenses and Additional Specified Transaction Expenses, plus any interest accrued.
Through the date of termination, the Company accrued $261,518 in interest expense. The Specified Transaction Expenses, Additional Specified Transaction Expenses plus interest accrued thereon was $9,257,160 as of the date of termination. This left a receivable balance to the Company of $20,742,840 as of the termination date. The Company was paid $10,319,219 less a bank fee of $1,500, for a net of $10,317,719, on September 26, 2024 which leaves $10,423,621 outstanding as of September 30, 2024.
Note 8—Class A Ordinary Shares Subject to Possible Redemption
Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 8,624,999 Class A ordinary shares issued or outstanding (excluding 9,385,685 and 11,545,295 shares subject to possible redemption).
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
Note 9—Shareholders’ Equity (Deficit)
Preference Shares—The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.
Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there was one Class B ordinary share issued and outstanding.
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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective
amendment to the registration statement of which this prospectus forms a part or a new registration statement for the registration, under the Securities Act, of Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b) (1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
On June 10, 2024, one of the Company’s underwriters resigned and provided a waiver of expenses and fees. Accordingly, the Company reversed the $6,037,500 liability, which represented their portion of the full $12,075,000. On September 24, 2024, the Business Combination was terminated. Accordingly, the remaining $6,037,500 was reversed.
As of September 30, 2024 and December 31, 2023, there were $0 and $12,075,000 accrued for deferred underwriting fees, respectively.
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
On May 3, 2024, the Company renegotiated its fees, inclusive of all unbilled fees incurred through April 30, 2024 as well as the Success Fee, with its legal counsel. As a result of such negotiation, the Company negotiated a fee of $7,800,000 for all incurred services and agreements prior to that date with an additional $1,800,000 deferred to the closing of a successful Business Combination with Orca Holdings.
The $7,800,000 in renegotiated fees was paid to the legal advisor from the Divestiture Escrow account and upon the termination of the Business Combination Agreement, it became an offset to the $30,000,000 termination receivable for the Company (see Note 7). As of September 30, 2024, there is no payable related to this amount.
The Company retained the $1,800,000 fee on its balance sheet in Accounts payable and accrued expenses as the fee is for time and services already incurred by the legal advisor. Upon the termination of the Business Combination Agreement, this amount was no longer payable as it was contingent upon the consummation of the Business Combination. As such, it was reversed on September 24, 2024. As a result of this renegotiation and the subsequent termination of the Business Combination Agreement, the Company recognized a gain related to the renegotiation of legal fees in the amount of $4,346,926 in the statement of operations.

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
In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. On July 15, 2024, the Company terminated the agreement with the third-party consultant and entered into a new agreement with the third- party consultant. As a result, and as compensation for those services, an advisory fee of $3,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). This fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.
Additionally, the consultant was eligible to receive a termination fee of $500,000 and to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated. As part of the termination of the initial agreement, the consultant billed $1,195,643 in connection with its fees incurred. This balance was included in the Additional Specified Transaction Expenses (see Note 7).
Note 12—Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:
Cash held in Trust Account
The composition of the Company’s fair value of assets held in the Trust Account on September
30
,
2024
and December
31
,
2023
is as follows:

As of September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Tru st Account	$107,909,011	$—	$—
Liabilities
Public Warrants	178,000	—	—
Private Placement Warrants	—	—	172,000

Total	$108,087,011	$—	$172,000

As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Trust Account	$127,703,238	$—	$—
Liabilities
Public Warrants	3,954,000	—	—
Private Placement Warrants	—	—	3,828,000

Total	$131,657,238	$—	$3,828,000

Cash held in Trust Account
As of September 30, 2024, the assets held in the Trust Account were held in a bank account. On December 14, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing bank demand deposit account until the earlier of consummation of the Company’s initial Business Combination or liquidation.
During the period from March 22, 2021 (inception) through September 30, 2024, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.
The composition of the Company’s fair value of assets held in the Trust Account on September 30, 2024 and December 31, 2023 is as follows:

	Fair Value as of September 30, 2024	Fair Value as of December 31, 2023
Cash held in Trust Account	$107,909,011	$127,703,238
Warrant Liabilities
As of September 30, 2024, the Company’s warrant liabilities were valued at $350,000. Under the guidance in ASC
815-40,
the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
The Company’s public warrant liability is based on the closing price as of the last date of the reporting period as the public warrants are publicly traded.
The Company’s private warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liabilities is classified within Level 3 of the fair value hierarchy.
The fair value of the Private Placement Warrants was measured using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants were determined using Level 3 inputs. The Monte Carlo simulation utilizes certain known inputs such as the Company’s stock price, the warrant exercise price, the time to expiration and the fact that there is a call condition. The risk- free interest rate is based on the U.S. Treasury curve. The expected life of the instruments are assumed to be equivalent to their remaining contractual term plus the amount of time assumed to consummate a Business Combination. Additionally, inherent in a Monte Carlo simulation model is an assumption related to the unknown expected share-price volatility. The Company estimates the implied volatility of its warrants based on the volatility required to produce a model price equal to the market price for the Company’s Public Warrants.
The following table presents a summary of the changes in the fair value of the Private Warrants liabilities classified as Level 3, measured on a recurring basis.

Private Warrant Liability
Fair Value as of December 31, 2023	$3,828,000
Chan ge in fair value	(3,243,500)

Fair Value as of March 31, 2024	584,500
Change in fair value	626,500

Fair Value as of June 30, 2024	$1,211,000
Change in fair value	(1,039,000)

Fair Value as of September 30, 2024	$172,000

The following table provides the significant inputs into the Monte Carlo method for the fair value of the Private Warrants:

Input	9/30/2024	12/31/2023
Share price	$11.79	$11.02
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.58%	3.84%
Volatility	0.001%	15.88%
Term (in years)	6.21	5.06
Dividend yield	—%	—%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Public Warrants underlying the Units sold in the IPO began separately trading on February 3, 2022 and as such were reclassified to Level 1 in the quarter ended March 31, 2022. There were no other transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and nine months ended September 30, 2024.
Note 13—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events, other than those detailed below, that would have required adjustment or disclosure in the financial statement.
On October 9, 2024, the Company entered into an agreement with Orca Midco Limited whereby it novated the L oa
ns (see Note 7) to Orca Midco Ltd.
On October 21, 2024,
Hazem Ben-Gacem submitted
his resignation from the board of directors (the “Board”) of Investcorp Europe Acquisition Corp I (the “Company”) to pursue other opportunities, effective upon acceptance and approval by the
Board. Mr. Ben-Gacem’s resignation
was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.
On October 22, 2024, the Board elected Craig Sinfield-Hain, the Company’s Chief Financial Officer, to
replace Mr. Ben-Gacem as
a director and as Chairman of the Board effective upon his resignation. Mr. Sinfield-Hain will not be compensated for his service on the Board. Additionally, on October 22, 2024, the Board declared a distribution of the net amount of such Termination Payment after satisfaction of the Company’s liabilities pro rata to all holders of Class A Ordinary Shares, equal to $.60 per Class A Ordinary Share, payable on November 12, 2024 to shareholders of record at the close of business on November 4, 2024. The Company had 18,010,684 Class A Ordinary Shareholders as of November 4, 2024 and thus the payout was $10,806,410 on or about November 12, 2024. The pro rata distribution of the net amount of the Termination Payment has no impact on the rights as holders of the Class A Ordinary Shares, including with regards to liquidation rights or redemption of the trust account.

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

On September 24, 2024, the Company terminated the Business Combination Agreement with Zacco Holdings (formerly OpSec Holdings). Under the terms of the Business Combination Agreement, the Company received a Termination Amount of $30 million, and on October 22, 2024, the Company’s Board declared a distribution of the net amount of such Termination Payment after satisfaction of the Company’s liabilities pro rata to all holders of Class A Ordinary Shares, equal to $.60 per Class A Ordinary Share. The distribution was paid on or about November 12, 2024 to shareholders of record at the close of business on November 4, 2024. The Company is currently considering whether to seek an alternative business combination or dissolve.

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

For the three months ended September 30, 2024, we had net income of $33,435,070, which consisted of $30,000,000 in income related to the termination of the Company’s Business Combination Agreement, $2,112,000 in gain on the change in fair value of warrant liabilities, $1,800,000 in gain related to the forgiveness of legal fees, $489,650 in gain related to the reversal of Offering expense charged to warrant liabilities, and $1,149,908 in interest income on Cash held in Trust Account, offset by $1,954,150 in formation and operating costs and $162,338 in interest expense. For the nine months ended September 30, 2024, we had net income of $37,091,762, which consisted of $30,000,000 in income related to the termination of the Company’s Business Combination Agreement, a $7,432,000 gain on the fair value of warrant liabilities, $3,835,521 in interest income on Cash held in Trust Account, $489,650 in gain related to the reversal of Offering expense charged to warrant liabilities, and a $4,346,926 gain in forgiveness of legal fees, offset by $8,750,817 in formation and operating costs and $261,518 in interest expense.

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

For the nine months ended September 30, 2024, we were provided $9,134,926 in operating activities, which was largely driven by $37,091,762 in net income and a $32,759 increase in prepaid expenses, offset by a $10,423,621 receivable related to the termination of the Business Combination Agreement, $7,432,000 related to change in fair value on warrant liabilities, $3,835,521 in interest earned on Cash held in Trust Account, $4,346,926 in forgiveness of legal fees and a $1,461,877 decrease in accounts payable and accrued expenses.

For the nine months ended September 30, 2024, we were provided $23,692,454 in investing activities, which was driven by $750,000 in Extension Contributions and $24,442,454 in payments for redemptions.

For the nine months ended September 30, 2024, we utilized $22,292,454 in financing activities, which was driven by $24,442,454 in payments made to shareholders for redemption, offset by $2,150,000 in proceeds from a Loan from the Sponsor.

For the nine months ended September 30, 2023, we utilized $1,312,957 in operating activities, which was largely driven by an increase of $5,869,231 in accounts payable and accrued expenses, $476,279 in Prepaid and other as well as a $8,556,750 change in fair value of our warrant liabilities, offset by $8,638,982 in interest earned on our marketable securities held in the Trust Account and a net loss of $7,576,235.

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

The net proceeds from the sale of the Units in our IPO and the sale of the Private Placement Warrants for an aggregate purchase price of $16,700,000, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000 (excluding deferred underwriting commissions of $12,075,000), was $351,900,000, which is held in the Trust Account and includes the deferred underwriting commissions described above. The proceeds held in the Trust Account are invested in an interest-bearing account until the earlier of the consummation of our initial Business Combination or liquidation. Our shareholders have exercised their right of redemption in the amount of $268,092,426, which left $107,909,011 in proceeds and interest earned in the Trust Account as of September 30, 2024. As of November 19, 2024, a total of $108,250,427 was held in the Trust Account. This value reflects the approximately $24.4 million that was withdrawn for the redemptions that have occurred in the Third Extraordinary General Meeting.

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

Prior to the completion of our initial Business Combination, as of September 30, 2024, we have available to us $10,633,602 of proceeds held outside the Trust Account, as well as any funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The total amount outstanding under the Loans was $6,900,000 and $4,750,000 as of September 30, 2024 and December 31, 2023, respectively. On March 14, 2023, we convened the First Extraordinary General Meeting virtually, at which our Sponsor agreed, by making monthly advancements on the March 2023 Loan, to contribute the Extension Contribution of lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the initial Business Combination and the end of the Extension Period.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On June 10, 2024, one of the Company’s underwriters resigned and provided a waiver of expenses and fees. Accordingly, the Company reversed the $6,037,500 liability, which represented their portion of the full $12,075,000. On September 24, 2024, the Business Combination was terminated. Accordingly, the remaining $6,037,500 was reversed.

As of September 30, 2024 and December 31, 2023, there were $0 and $12,075,000 accrued for deferred underwriting fees, respectively.

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

In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. On July 15, 2024, the Company terminated the agreement with the third-party consultant and entered into a new agreement with the third- party consultant. As a result, and as compensation for those services, an advisory fee of $3,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). This fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.

Additionally, the consultant was eligible to receive a termination fee of $500,000 and to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated. As part of the termination of the initial agreement, the consultant billed $1,195,643 in connection with its fees incurred. This balance was included in the Additional Specified Transaction Expenses (see Note 7).

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt- Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon inception. The impact to the balance sheet, statements of operations and cash flows was not material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, we were not subject to any material market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO and the Private Placement, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting in connection with lack of controls to assure the accuracy and completeness of accrued expenses, classification and presentation of forgiveness of accrued legal expenses as other income and interest earned in the Trust Account, and proper classification of de-recognition of liabilities between income and components of equity.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting were not effective as of September 30, 2024.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit

10.1	Fourth Amendment to the Business Combination Agreement, dated as of August 4, 2024, by and among the Company, Zacco Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018 L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on August 5, 2024).

10.2	Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 5, 2024).

10.3	Fifth Amendment to the Business Combination Agreement, dated as of August 30, 2024, by and among the Company, Zacco Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018 L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTCORP EUROPE ACQUISITION CORP I

Date: November 22, 2024	By:	/s/ Craig Sinfield-Hain
Name: Craig Sinfield-Hain
Title: Chief Financial Officer