Form 10-K
period 2024-12-31
Invest Acquisition Corp
filed 2026-09-28
CIK 1857410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-41161

Invest Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

9th Floor, 60 Nexus Way Camara Bay P.O. Box 190 Grand Cayman, Cayman Islands	KY1-1104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 (345) 949-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	IVCUF	OTC Bulletin Board
Class A ordinary shares, par value $0.0001 per share	IVCBF	OTC Bulletin Board
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	IVCWF	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

Auditor Firm ID: 688	Auditor Name: CBIZ CPAs P.C.	Auditor Location: Houston, TX

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) is approximately $23.0 million.

As of September 25, 2026, there were 8,830,944 Class A ordinary shares, $0.0001 par value, and 1 Class B ordinary share, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include statements regarding the Company’s expectations, beliefs, intentions, or strategies regarding the future, as well as any statements that refer to projections, forecasts, or other characterizations of future events or circumstances. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but their absence does not mean a statement is not forward-looking.

Forward-looking statements in this report may include statements about the Company’s ability to identify a target and complete a business combination; the performance of any prospective target business; the Company’s ability to obtain additional financing; the allocation of time and potential conflicts of interest of the Company’s sole officer and director; the liquidity and trading of the Company’s securities on the OTC market; the use of proceeds held outside the trust account; the trust account not being subject to third-party claims; the impact of SEC rules applicable to SPACs; and the other risks and uncertainties discussed under “Risk Factors” and elsewhere in this report.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments will be those that have been anticipated. These statements involve risks, uncertainties, and assumptions that may cause actual results to be materially different from those expressed or implied. Should one or more of these risks or uncertainties materialize, or should any assumptions prove incorrect, actual results may vary materially from those projected. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this report or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the Company’s Amended and Restated Memorandum and Articles of Association, as amended;

●	“Business Combination Agreement” refers to the business combination agreement dated April 25, 2023, as amended, which was terminated on September 24, 2024;

●	“Companies Act” refers to the Companies Act (As Revised) of the Cayman Islands;

●	“Extension Period” refers to December 17, 2029, as approved by shareholders at the September 2026 extraordinary general meeting;

●	“founder shares” refers to the Class B ordinary shares initially purchased by the Company’s sponsor in a private placement prior to the IPO, and the Class A ordinary shares issued upon their voluntary conversion on January 2, 2024 (such Class A ordinary shares are not “public shares”);

●	“IPO” refers to the Company’s initial public offering of units, which closed on December 17, 2021;

●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the IPO registration statement;

●	“ordinary shares” refers to the Company’s Class A ordinary shares and Class B ordinary shares;

●	“private placement warrants” refers to the warrants issued to the Company’s sponsor in a private placement simultaneously with the closing of the IPO;

●	“public shareholders” refers to holders of public shares, including the sponsor to the extent it holds public shares purchased in the open market;

●	“public shares” refers to Class A ordinary shares sold as part of the units in the IPO;

●	“public warrants” refers to the warrants sold as part of the units in the IPO;

●	“sponsor” refers to Samara Special Opportunities, a Cayman Islands exempted company; and

●	“warrants” refers to the public warrants and private placement warrants.

ii

PART I

References in this annual report to “we,” “us,” “Company” or our “company” are to Investcorp Europe Acquisition Corp I, an exempted company incorporated in the Cayman Islands.

Item 1.	Business

Introduction

The Company was incorporated on March 22, 2021 as Investcorp Asia Acquisition Corp I, a Cayman Islands exempted company. The Company changed its name to Investcorp Europe Acquisition Corp I on October 7, 2021 and to Invest Acquisition Corporation on December 17, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). The Company is an emerging growth company and a “shell company” as defined under the Exchange Act, having conducted no operations and generated no revenue, with nominal assets consisting almost entirely of cash. The Company’s executive offices are located at 9th Floor, 60 Nexus Way, Camana Bay, P.O. Box 190, George Town, Grand Cayman, Cayman Islands KY1-1104, and its telephone number is +1 (345) 949-4900.

Company History

On December 17, 2021, the Company consummated its IPO of 34,500,000 units (including 4,500,000 units from the full exercise of the underwriters’ overallotment option) at $10.00 per unit, generating gross proceeds of $345.0 million and incurring offering costs of approximately $20.1 million, including $12.075 million of deferred underwriting commissions. Simultaneously, the Company completed a private placement of 16,700,000 warrants to its sponsor at $1.00 per warrant, generating gross proceeds of $16.7 million. Upon closing, $351.9 million ($10.20 per unit) was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee.

On March 7, 2023, the Company entered into a non-interest bearing convertible unsecured loan (the “March 2023 Loan”) with a sponsor affiliate for up to $2,000,000 to fund working capital and Extension Contributions. Amounts used for working capital were not deposited into the trust account. In the event the Company did not consummate a business combination by June 17, 2024, the March 2023 Loan would be repaid only from funds outside the trust account or forfeited. The loan is convertible into private placement warrants of the post-business combination entity at $1.00 per warrant, on terms identical to the existing private placement warrants.

On March 14, 2023, the Company held an extraordinary general meeting at which shareholders approved proposals to extend the deadline to complete an initial business combination from March 17, 2023 to December 17, 2023 and to remove the net tangible asset redemption limitation. In connection with the meeting, 15,494,333 of the 34,500,000 public shares were redeemed at approximately $10.43 per share, leaving 19,005,667 public shares outstanding and approximately $198.2 million in the trust account. In connection with the extension, the Sponsor agreed to contribute to the trust account the lesser of $350,000 or $0.03 per non-redeemed public share for each monthly extension period through the earlier of the completion of a business combination or the end of the extension period, funded through monthly advances on the March 2023 Loan.

On April 25, 2023, the Company entered into a Business Combination Agreement (as subsequently amended, the “Business Combination Agreement”) with Zacco Holdings (formerly OpSec Holdings), a Cayman Islands exempted company (“Pubco”), certain merger subsidiaries of Pubco, Orca Holdings Limited (“Orca”) and its subsidiaries, and the shareholders of Orca, Investcorp Technology Secondary Fund 2018, L.P. (“ITSF”) and Mill Reef Capital Fund ScS (collectively, the “Orca Shareholders”). Pursuant to the Business Combination Agreement, and subject to certain terms and conditions, the Orca Shareholders would have contributed all outstanding ordinary shares of Orca to Pubco in exchange for 23,577,550 Pubco Ordinary Shares, $10,000,000 in cash, and the right to receive up to an additional 1,277,550 Pubco Ordinary Shares upon the occurrence of certain triggering events, following which the Company would have merged with and into a subsidiary of Pubco, with Class A ordinary shares and warrants of the Company being exchanged for corresponding Pubco securities. In connection with the Business Combination Agreement, the Company and certain related parties entered into ancillary agreements, including a Backstop Agreement pursuant to which the Sponsor committed to purchase up to $50,000,000 in Pubco equity securities, a Sponsor Support Agreement providing for, among other things, the cancellation of 2,555,100 Class B ordinary shares and the transfer of 2,050,000 warrants to the Orca Shareholders, and lock-up and registration rights agreements.

The Business Combination Agreement was subsequently amended on five occasions. On December 14, 2023, the First Amendment provided certain Orca option holders the right to elect to cash out up to 10% of their options, cancelled certain executive options, and established a seven-member post-closing Pubco board. On March 10, 2024, the Second Amendment was entered into concurrently with a stock purchase agreement for the divestiture of the OpSec business conducted through Orca Bidco and its subsidiaries (the “Divestiture”), with the Zacco business being retained by Orca Midco. The Divestiture was consummated on May 7, 2024, with net proceeds deposited into a third-party escrow account. The Second Amendment also provided for the conversion of Class B ordinary shares into Class A ordinary shares (effected January 2, 2024), added representations, warranties and covenants regarding the Zacco business, required delivery of audited Zacco financial statements, established a fairness opinion process, and added termination rights in favor of the Company with associated termination payments ranging from $25,000,000 to $30,000,000 depending on the timing and nature of the termination event. On May 3, 2024, the Third Amendment provided for the payment of specified transaction expenses from the escrow account, the release of $7,800,000 to the Company for settlement of expenses, established a two-tranche advance structure for Orca Midco, and provided that termination amounts would be reduced by amounts previously advanced to the Company plus notional interest at 8% per annum. On August 4, 2024, the Fourth Amendment provided for the release of an additional $1,195,643 to the Company for settlement of expenses and extended the Company’s termination right through August 30, 2024. On August 30, 2024, the Fifth Amendment revised the post-closing Pubco board composition to six members, shortened the post-closing dividend timeline to five business days, required reasonable best efforts to arrange third-party financing to facilitate such dividend, and extended the Company’s termination right through September 30, 2024.

In April 2023, the Company entered into engagement letters with each of its underwriters to act as capital markets advisor and placement agent in connection with the Business Combination. On June 9, 2023, the Company terminated its engagement letters with Credit Suisse pursuant to provisions that permitted termination if certain key team members ceased to remain actively involved, with no fees due thereunder. In connection with the termination, Credit Suisse waived its contractual right to the deferred underwriting fee from the Company’s IPO. The Company’s indemnification and contribution obligations to Credit Suisse under the underwriting agreement dated December 14, 2021 and the engagement letters survived such termination.

Additionally, during 2023, the Company entered into non-interest bearing unsecured loans with an affiliate of the Sponsor in the aggregate principal amount of up to $3,450,000 (the “Loans”) to provide additional non-interest bearing working capital and fund monthly trust account contributions. The Loans were due and payable upon the earlier of consummation of a business combination or the effective date of the Company’s winding up, and were repayable only from funds held outside the trust account if no business combination was consummated by the extended deadline.

On December 5, 2023, the Company held an extraordinary general meeting at which shareholders approved a proposal to extend the deadline to complete an initial business combination from December 17, 2023 to June 17, 2024. In connection with the extension, 7,460,372 of the 19,005,667 outstanding public shares were redeemed at approximately $11.00 per share, leaving 11,545,295 public shares outstanding and approximately $127.0 million in the trust account. The Sponsor agreed to contribute monthly to the trust account the lesser of $150,000 or $0.02 per non-redeemed public share for each monthly period during the extension until the earlier of the completion of an initial business combination or the end of the extension period.

On December 22, 2023 (effected January 2, 2024), the initial shareholders voluntarily converted 8,624,999 Class B ordinary shares into Class A ordinary shares on a one-for-one basis. All terms and conditions applicable to the Class B ordinary shares, including voting agreements, transfer restrictions, and waiver of rights to the trust account, continued to apply to the converted shares. Following the conversion, there were 20,170,294 Class A ordinary shares outstanding (11,545,295 held by public shareholders and 8,624,999 held by the initial shareholders) and one Class B ordinary share outstanding held by the Sponsor. The conversion had no effect on aggregate voting power or the votes required to approve proposals in connection with the Business Combination.

On May 21, 2024 shareholders approved an extension of the Business Combination deadline from June 17, 2024, to December 17, 2024. In connection with this vote, 2,159,610 Class A shares were redeemed for approximately $24.4 million.

The Company filed an application to trade its Class A ordinary shares, units, and warrants on the OTCQB Market under the symbols “IVCBF,” “IVCUF,” and “IVCWF,” respectively.

Termination of the Business Combination Agreement

On September 24, 2024, the Special Committee of the Board of Directors of the Company determined, in good faith after consultation with its outside counsel and other advisors, that the consummation of the Transactions following the Divestiture Closing was not advisable, fair to, or in the best interests of the Company and the Company’s shareholders (other than the Sponsor) in accordance with the Companies Act (as revised) of the Cayman Islands. Accordingly, the Company terminated the Business Combination Agreement effective as of September 24, 2024 pursuant to Section 12.1(h) thereof. Under the terms of the Business Combination Agreement, the Company was entitled to a termination amount (“Termination Payment”) of $30.0 million. The $30.0 million termination amount was satisfied through a combination of transactions, including (i) the payment of the Orca Midco promissory note totaling approximately $9.3 million, consisting of approximately $7.8 million of specified transaction expenses, approximately $1.2 million of transaction expenses, and approximately $0.3 million of accrued interest; (ii) approximately $10.3 million of proceeds released from the divestiture escrow account on September 26, 2024; and (iii) a novation and payment arrangement totaling approximately $10.4 million, comprised of the assignment of approximately $6.9 million of outstanding Investcorp Funding loans to Orca Midco Limited and a cash payment of approximately $3.5 million, together satisfying the remaining outstanding portion of the termination amount.

Pro Rata Distribution of the Termination Payment

On October 22, 2024, the Company’s Board of Directors declared a distribution of the net amount of the Termination Payment after satisfaction of the Company’s liabilities pro rata to all holders of Class A ordinary shares, equal to $0.60 per Class A ordinary share, paid on November 12, 2024 to shareholders of record at the close of business on November 4, 2024. The pro rata distribution of the net amount of the Termination Payment had no impact on the rights of holders of the Class A ordinary shares, including with regard to liquidation rights or redemption of the trust account.

Change of Control

On December 16, 2024, the Company’s original sponsor, Europe Acquisition Holdings Limited, and its directors (the “Sellers”) entered into a Purchase Agreement with Samara Special Opportunities (the “Acquirer”), a Cayman Islands exempted company, pursuant to which the Acquirer purchased 6,037,499 Class A ordinary shares, one Class B ordinary share, and 11,690,000 private placement warrants for an aggregate purchase price of $1.00. In connection with the closing of the Purchase Agreement on December 23, 2024, Baroness Ruby McGregor-Smith (CEO), Craig Sinfield-Hain (CFO and Chairman), and Alptekin Diler (CIO) resigned from their respective positions, and Vikas Mittal, the sole director of the Acquirer and Managing Member of Meteora Capital, LLC, was appointed as CEO, CFO, and sole director of the Company. Following redemptions, Mr. Mittal may be deemed to beneficially own approximately 91.2% of the Company’s issued and outstanding ordinary shares. As of December 31, 2024, there were no amounts outstanding under any working capital loans from the sponsor.

December 2024 Extension and Nasdaq Delisting

On December 17, 2024, shareholders approved an extension of the deadline to consummate a business combination to December 17, 2025. In connection with the meeting, holders of 7,360,165 Class A ordinary shares exercised redemption rights. Also on December 17, 2024, the Company received notice from the Nasdaq Listing Qualifications Department that its securities would be delisted for failure to complete an initial business combination within 36 months of its IPO. Trading on Nasdaq was suspended at the opening of business on December 24, 2024. The Company subsequently filed an application to trade its Class A ordinary shares, units, and warrants on the OTCQB Market under the symbols “IVCBF,” “IVCUF,” and “IVCWF,” respectively.

December 2025 Extension and Name Change

On December 12, 2025, shareholders approved the name change to Invest Acquisition Corporation and approved an extension of the deadline to consummate a business combination to December 17, 2027. In connection with the meeting, holders of 18,226 Class A ordinary shares exercised redemption rights.

September 2026 Extension

On September 24, 2026, shareholders approved an extension of the deadline to consummate a business combination to December 17, 2029. In connection with the meeting, holders of 1,801,349 Class A ordinary shares exercised redemption rights.

Business Combination Criteria

The Company seeks to identify and consummate a business combination with one or more businesses that the Company’s management believes will create value for shareholders. In evaluating prospective targets, management considers, among other factors, the target’s growth potential, competitive position, management quality, cash flow characteristics, and readiness to operate as a public company. These criteria are not exhaustive, and management may determine to pursue a business combination with a target that does not meet all of the foregoing criteria. In the event the Company enters into a business combination with a target that does not meet the criteria described herein, such determination will be disclosed in the proxy solicitation or tender offer materials filed with the SEC in connection with the business combination.

Our Business Combination Process

The Company has until December 17, 2029 to consummate an initial business combination. In evaluating prospective target businesses, management conducts due diligence that may include meetings with incumbent management and employees, document reviews, customer and supplier interviews, facility inspections, and review of financial and other information. The Company’s due diligence processes and evaluation criteria are not intended to be exhaustive, and management may consider additional factors it deems relevant.

The Company’s amended and restated memorandum and articles of association require that any initial business combination have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding deferred underwriting commissions) at the time of signing a definitive agreement. The board of directors will determine the fair market value of any proposed business combination. If the board is unable to independently make such determination, the Company will obtain an opinion from an independent investment banking or valuation firm. Any initial business combination must be approved by a majority of the Company’s shareholders entitled to vote and by the board of directors in accordance with Cayman Islands law and the Company’s governing documents.

The Company is not listed on a national securities exchange and is not subject to exchange-mandated requirements, including independent director approval of business combinations or pre-approval requirements for transactions involving targets whose auditors are not subject to PCAOB inspection. If the Company proposes a business combination with such a target, it will disclose this limitation and associated risks in materials provided to shareholders.

The Company anticipates structuring its initial business combination so that the post-transaction company owns or acquires 100% of the equity interests or assets of the target business. However, the Company may structure a business combination to acquire less than 100% of such interests, provided the post-transaction company owns at least 50% of the outstanding voting securities of the target or otherwise acquires a controlling interest sufficient to avoid registration under the Investment Company Act. The Company’s shareholders prior to the business combination may collectively own a minority interest in the post-transaction company depending on the valuations ascribed to the target and the Company. If less than 100% of a target is acquired, the portion acquired will be used for purposes of the 80% net assets test. If the business combination involves multiple targets, the test will be applied on an aggregate basis.

The time and costs required to identify, evaluate, and complete an initial business combination are not currently ascertainable. If the Company does not complete a particular business combination, costs incurred will reduce funds available for other combinations.

The Company’s officers and directors may have interests in other business ventures and are not required to commit any specified amount of time to the Company’s affairs, which may create conflicts of interest in allocating time and identifying business combination opportunities.

The Company is not prohibited from pursuing an initial business combination with a company that is affiliated with its sponsor, officers, or directors, or completing a business combination through a joint venture or other form of shared ownership with the sponsor, officers, or directors. In the event the Company seeks to complete an initial business combination with a company affiliated with its sponsor, officers, or directors, the Company will obtain an opinion from an independent investment banking firm that is a member of FINRA that such business combination is fair to the Company from a financial point of view.

Unless the Company completes an initial business combination with an affiliated entity, or its sole director cannot independently determine the fair market value of the target business, the Company is not required to obtain a fairness opinion from an independent investment banking firm, valuation firm, or independent accounting firm. If no opinion is obtained, shareholders will be relying on the business judgment of the Company’s sole director, who will have significant discretion in choosing the valuation standard used to establish fair market value. Such standards will be disclosed in the tender offer documents or proxy solicitation materials filed in connection with the initial business combination.

The Company’s sole officer and director owns founder shares and private placement warrants, directly or indirectly, and accordingly may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination. The founder shares would be worthless if the Company did not complete an initial business combination, and were acquired at a nominal cost relative to the $10.00 per unit IPO price, which could result in a substantial profit even if public investors experienced losses. The sole officer and director has fiduciary and contractual obligations to other entities, including Investcorp and its affiliates, pursuant to which he may be required to present acquisition opportunities to such entities before presenting them to the Company. The Company’s amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law, the sole officer and director has no duty to refrain from engaging in the same or similar business activities as the Company, and the Company renounced any interest in corporate opportunities that may arise. The sole officer and director is not required to commit any specified amount of time to the Company’s affairs and may have conflicts in allocating time among various business activities.

Registration and Reporting Obligations

The Company has filed a Registration Statement on Form 8-A with the SEC to voluntarily register its securities under Section 12 of the Exchange Act and is subject to the rules and regulations promulgated thereunder. The Company has no current intention of filing a Form 15 to suspend its reporting obligations prior to or following consummation of an initial business combination.

Emerging Growth Company and Smaller Reporting Company Status

The Company is an “emerging growth company” as defined in the JOBS Act. The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which total annual gross revenue is at least $1.235 billion, or (c) in which the Company is deemed a large accelerated filer, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

The Company is also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K and will remain so for each fiscal year in which (1) the market value of ordinary shares held by non-affiliates is less than $250 million as of the end of the second fiscal quarter, or (2) annual revenues are less than $100 million and such market value is less than $700 million.

Effecting Our Initial Business Combination

The Company’s amended and restated memorandum and articles of association require that any initial business combination have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding deferred underwriting commissions) at the time of signing a definitive agreement. The Company’s sole director will determine fair market value; if unable to do so independently, the Company will obtain an opinion from an independent investment banking or valuation firm.

The Company intends to effectuate its initial business combination using cash from trust, shares issued to target owners, debt, or a combination thereof. The Company may seek additional financing through private offerings of debt or equity securities in connection with a business combination and would expect to complete such financing simultaneously with closing. There is no limitation on the Company’s ability to raise funds through equity, equity-linked securities, or debt in connection with a business combination. As of the date of this report, the Company is not party to any arrangement with any third party with respect to raising additional funds, and no sponsor, officer, director, or shareholder is required to provide financing.

If not all funds released from the trust account are used for consideration or redemptions, the Company may use the balance for general corporate purposes, including operations, debt service, acquisitions, or working capital.

Shareholder Approval and Redemption

The Company may conduct redemptions without a shareholder vote pursuant to the SEC’s tender offer rules, subject to the provisions of its governing documents. The Company will seek shareholder approval if required by the Companies Act (as revised) of the Cayman Islands, its governing documents, applicable SEC rules, or if it determines shareholder approval is appropriate for business or other reasons.

As an OTC-quoted company, the Company is not subject to national securities exchange listing standards. Exchange-mandated shareholder approval requirements, including those applicable to transactions involving the issuance of 20% or more of outstanding shares, officer/director conflicts, or changes of control, do not apply. The Company’s obligations to obtain shareholder approval are governed solely by Cayman Islands law and its governing documents. Shareholders do not have the protections that exchange listing standards would otherwise provide.

Permitted Purchases of Securities

If the Company seeks shareholder approval of a business combination and does not conduct redemptions pursuant to tender offer rules, the sponsor, directors, officers, advisors, or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market prior to or following completion of a business combination, subject to compliance with applicable law and OTC rules. There is no limit on the number of securities that may be purchased, though no current commitments, plans, or intentions to engage in such transactions exist. No trust account funds will be used for such purchases, and no purchases will be made while in possession of material non-public information or in violation of Regulation M.

Such purchases could serve to satisfy minimum net worth or cash closing conditions in a business combination agreement, reduce the number of outstanding public warrants, or facilitate a business combination that might not otherwise be completed. Such purchases may reduce the public float and number of beneficial holders, which may make it difficult to maintain quotation or trading of the Company’s securities.

To the extent the sponsor, officers, directors, or their affiliates enter into private purchases, they would contact only shareholders who have expressed an election to redeem or vote against the business combination, provided such shares have not already been voted. No purchases will be made in violation of Section 9(a)(2) or Rule 10b-5 of the Exchange Act, and all purchases will be reported pursuant to Sections 13 and 16 of the Exchange Act to the extent applicable.

As of the date of this report, no agreements for private purchases of public shares have been entered into. In connection with any such purchases: (i) the sponsor or its affiliates will purchase public shares at a price no higher than the redemption price; (ii) such purchased shares will not be voted in favor of the business combination; and (iii) the sponsor and its affiliates have waived redemption rights on such shares. Prior to any extraordinary general meeting to approve a business combination, the Company will disclose in a Form 8-K the amount and price of shares purchased outside the redemption offer, the purpose and impact of such purchases on the likelihood of approval, the identities or nature of selling shareholders, and the number of shares for which redemption requests have been received.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

The Company’s public shareholders may redeem all or a portion of their Class A ordinary shares upon completion of an initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to consummation, including interest earned and not previously released for taxes, divided by the number of then-outstanding public shares. As of September 23, 2026, approximately $24.7 million was held in the trust account, or approximately $12.31 per share. The per-share redemption amount will not be reduced by deferred underwriting commissions. The Company’s sponsor, officers, and directors have agreed to waive their redemption rights with respect to their founder shares and any public shares held in connection with the completion of an initial business combination.

Limitations on Redemptions

A proposed initial business combination may require minimum cash amounts for consideration payable to the target, working capital, or other conditions. If the aggregate amount required to fund redemptions plus any cash conditions of the proposed business combination exceeds available cash, the Company will not complete the business combination or redeem any shares, and all shares submitted for redemption will be returned to holders. The Company may raise additional funds through equity-linked securities or debt to satisfy such requirements.

Redemption of Public Shares in Connection with a Business Combination

The Company’s public shareholders may redeem all or a portion of their Class A ordinary shares upon completion of an initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision whether to seek shareholder approval or conduct a tender offer will be made by the Company in its sole discretion based on factors including timing and whether the terms of the transaction require shareholder approval under applicable law or the Company’s governing documents.

The requirement to provide public shareholders with the opportunity to redeem by one of these methods is contained in the Company’s amended and restated memorandum and articles of association. Such provisions may be amended by special resolution (the affirmative vote of shareholders holding not less than two-thirds of the shares voted) or unanimous written resolution, provided the Company offers redemption in connection with such amendment.

If Shareholder Approval Is Sought

If the Company seeks shareholder approval, it will conduct redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act and file proxy materials with the SEC. The Company will complete the business combination only upon obtaining an ordinary resolution under Cayman Islands law (the affirmative vote of a majority of shares voted at a quorate meeting or unanimous written resolution). A quorum requires holders of a majority of issued and outstanding shares entitled to vote to be represented in person or by proxy. The Company’s sponsor, officers, and directors have agreed to vote their founder shares, private placement shares, and any public shares purchased during or after the IPO in favor of the initial business combination. If the business combination is structured as a statutory merger or consolidation under Cayman Islands law, approval will require a special resolution (two-thirds of shares voted). Each public shareholder may elect to redeem regardless of whether they vote for or against the proposed transaction or were a shareholder on the record date.

If Shareholder Approval Is Not Sought

If a shareholder vote is not required, the Company will conduct redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act and file tender offer documents containing substantially the same information as would be required under Regulation 14A. The tender offer will remain open for at least 20 business days and will be conditioned on public shareholders not tendering more than the number of shares the Company is permitted to redeem. If excess shares are tendered, the Company will withdraw the tender offer and not complete the business combination. Upon public announcement of a business combination conducted pursuant to tender offer rules, any Rule 10b5-1 plan to purchase Class A ordinary shares will be terminated to comply with Rule 14e-5.

Share Delivery Requirements

Public shareholders seeking to exercise redemption rights must deliver their share certificates to the Company’s transfer agent or deliver shares electronically using the DTC’s DWAC system prior to the date specified in the proxy materials or tender offer documents. If redemptions are conducted in connection with a shareholder vote, holders must also submit a written redemption request to the transfer agent two business days prior to the scheduled vote identifying the beneficial owner. If a proposed business combination is not approved, certificates or shares will be promptly returned.

Redemption of Public Shares and Liquidation If No Initial Business Combination

The Company’s amended and restated memorandum and articles of association provide that the Company has until December 17, 2029 (the “Extension Period”) to complete an initial business combination. If the Company does not complete a business combination within the Extension Period, it will: (i) cease all operations except for winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned (less taxes payable and up to $100,000 of interest for dissolution expenses), divided by the number of then-outstanding public shares, which will extinguish public shareholders’ rights as shareholders; and (iii) liquidate and dissolve, subject to obligations under Cayman Islands law to provide for claims of creditors. Warrants will expire worthless if the Company fails to complete a business combination within the Extension Period.

As of September 23, 2026, the per-share redemption amount was approximately $12.31 based on approximately $24.7 million held in the trust account. The actual per-share amount received by shareholders may be less than this amount due to creditor claims or other factors described below.

Sponsor and Insider Agreements

The Company’s sponsor, officers, and directors have waived their rights to liquidating distributions from the trust account with respect to founder shares if the Company fails to complete a business combination within the Extension Period, though they are entitled to liquidating distributions on any public shares they hold. They have also agreed not to propose amendments to the governing documents that would modify the substance or timing of the Company’s redemption obligations or other material shareholder protections unless public shareholders are offered redemption in connection with such amendment.

Trust Account Protections and Creditor Claims

The Company seeks to have all vendors, service providers, and prospective target businesses execute agreements waiving claims to trust account funds. However, there is no guarantee such waivers will be obtained or enforced. CBIZ CPAs P.C., the Company’s independent registered public accounting firm, has not executed such a waiver.

The Company’s sponsor has agreed to indemnify the trust account if third-party claims reduce trust funds below the lesser of (i) $10.20 per public share or (ii) the actual per-share amount held in trust as of the date of liquidation, less taxes payable. This indemnity does not apply to claims by parties that executed trust waivers or to claims under the Company’s indemnity of IPO underwriters. The Company has not verified whether the sponsor has sufficient funds to satisfy these obligations, and the sponsor’s assets are believed to consist primarily of securities of the Company. In the event the sponsor is unable to satisfy its indemnification obligations, the Company’s sole director would determine whether to take legal action to enforce such obligations. Accordingly, if creditor claims deplete the trust account, the per-share redemption amount could be less than $10.20.

Dissolution Costs

Costs associated with dissolution are expected to be funded from proceeds held outside the trust account. If such funds are insufficient, the Company may use up to $100,000 of accrued trust account interest to cover dissolution expenses.

Bankruptcy Considerations

If a bankruptcy or insolvency petition is filed by or against the Company, trust account proceeds could be included in the bankruptcy estate and subject to third-party claims with priority over shareholders. Distributions received by shareholders could be challenged as preferential transfers or fraudulent conveyances under applicable law.

Shareholders’ Access to Trust Funds

Public shareholders are entitled to receive funds from the trust account only upon: (i) redemption of public shares if the Company does not complete a business combination within the Extension Period; (ii) redemption in connection with a shareholder vote to amend governing documents relating to redemption obligations or other material shareholder protections; or (iii) redemption upon completion of an initial business combination. Voting on a business combination alone does not trigger redemption; shareholders must separately exercise their redemption rights.

Amended and Restated Memorandum and Articles of Association

The business combination provisions of the Company’s amended and restated memorandum and articles of association require approval by special resolution to amend. Under Cayman Islands law, a special resolution requires the affirmative vote of shareholders holding not less than two-thirds of the shares voted at a quorate general meeting, or a unanimous written resolution of all shareholders.

The governing documents provide, among other things, that:

●	If the Company does not complete an initial business combination within the Extension Period, it will cease all operations except for winding up, redeem 100% of public shares at a per-share price equal to the aggregate trust account balance (including interest, less taxes payable and up to $100,000 for dissolution expenses) divided by the number of outstanding public shares, and liquidate and dissolve, subject to Cayman Islands law obligations to creditors.

●	Prior to an initial business combination, the Company may not issue additional securities entitling holders to receive funds from the trust account or vote on the business combination.

●	The Company is not prohibited from pursuing a business combination with a company affiliated with its sponsor, officers, or directors. In such event, the Company will obtain a fairness opinion from an independent FINRA-member investment banking firm. Shareholders may not receive a copy of such opinion.

●	If a shareholder vote is not required, the Company will conduct redemptions pursuant to Rule 13e-4 and Regulation 14E and file tender offer documents with the SEC containing substantially the same information required under Regulation 14A.

●	Any initial business combination must have an aggregate fair market value of at least 80% of the net assets held in trust (excluding deferred underwriting commissions) at the time of signing the definitive agreement.

●	If shareholders approve amendments modifying the substance or timing of redemption obligations or other material shareholder protections, the Company will offer redemption to public shareholders at the then-applicable per-share trust value.

●	The Company will not complete an initial business combination with another blank check company or similar entity with nominal operations.

The Company views these provisions as binding obligations to shareholders and will not take action to amend or waive them without providing dissenting shareholders the opportunity to redeem.

Conflicts of Interest

Under Cayman Islands law, directors owe fiduciary duties to act in good faith in the best interests of the company, exercise powers for proper purposes, avoid conflicts between personal interests and duties to the company, act fairly among shareholders, and exercise independent judgment. Directors also owe a duty of care requiring them to act as a reasonably diligent person with the general knowledge, skill, and experience relevant to the role.

The Company’s sole officer and director may have fiduciary or contractual obligations to other entities, including other special purpose acquisition companies, and may present business combination opportunities to such entities rather than the Company if required by such obligations, subject to fiduciary duties under Cayman Islands law. The Company’s governing documents provide that the Company renounces its interest in any corporate opportunity offered to any director or officer unless expressly offered solely in his capacity as director or officer and the Company is able to complete the opportunity on a reasonable basis.

The Company’s sole officer and director is not required to commit full time to the Company’s affairs, which may result in conflicts in allocating time between the Company and other business activities.

The Company’s sponsor, officers, and directors have agreed to vote their founder shares and any shares purchased during or after the IPO in favor of the initial business combination. They have also waived redemption rights on founder shares and rights to liquidating distributions from the trust account if no business combination is completed within the Extension Period.

In connection with the original IPO, certain lock-up restrictions were imposed on founder shares, providing that such shares are not transferable until the earlier of (i) one year after completion of an initial business combination or (ii) the date of a subsequent liquidation, merger, or similar transaction. The private placement warrants are not transferable until 30 days following completion of an initial business combination. Because the Company’s sole officer and director owns ordinary shares and warrants directly or indirectly, he may have a conflict of interest in evaluating potential business combinations.

The Company is not prohibited from pursuing a business combination with a company affiliated with its sponsor, officer, or director. In such event, the Company will obtain a fairness opinion from an independent FINRA-member investment banking firm. No finder’s fee, consulting fee, or other compensation will be paid by the Company to the sponsor or any officer or director for services rendered in connection with the completion of an initial business combination.

Facilities

The Company utilizes office space at 9th Floor, 60 Nexus Way, Camana Bay, P.O. Box 190, George Town, Grand Cayman, Cayman Islands KY1-1104 as its executive offices. The Company considers its current office space adequate for current operations.

Employees

The Company currently has one officer who serves as CEO and CFO, who is not obligated to devote any specific number of hours to the Company’s affairs but intends to devote such time as deemed necessary until completion of an initial business combination.

Periodic Reporting and Financial Information

The Company’s securities are registered under the Exchange Act, and the Company is subject to periodic reporting obligations, including the filing of annual, quarterly, and current reports with the SEC containing financial statements audited by the Company’s independent registered public accounting firm.

In connection with any proposed business combination, the Company will provide shareholders with audited financial statements of the prospective target business prepared in accordance with, or reconciled to, GAAP or IFRS, as applicable, and which may be required to be audited in accordance with PCAOB standards. These requirements may limit the pool of potential target businesses or affect the timing of a business combination.

The Company is required to evaluate its internal control procedures as required by the Sarbanes-Oxley Act. As an emerging growth company, the Company is not required to have its internal controls audited until it becomes a large accelerated filer or an accelerated filer and no longer qualifies as an emerging growth company.

Cayman Islands Tax Status

The Company is a Cayman Islands exempted company and has received a tax exemption undertaking from the Cayman Islands government, effective for 30 years from April 6, 2021, providing that no Cayman Islands law imposing tax on profits, income, gains, or appreciations will apply to the Company or its operations, and no estate duty, inheritance tax, or withholding tax will be payable on the Company’s shares, debentures, or other obligations.

Emerging Growth Company and Smaller Reporting Company Status

The Company is an “emerging growth company” as defined in the JOBS Act. As such, the Company is eligible for certain exemptions from reporting requirements applicable to other public companies, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced executive compensation disclosure obligations, and exemptions from non-binding advisory votes on executive compensation. The Company intends to take advantage of the extended transition period for adopting new or revised accounting standards available to emerging growth companies under Section 7(a)(2)(B) of the Securities Act.

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO, (b) in which total annual gross revenue is at least $1.235 billion, or (c) in which the Company is deemed a large accelerated filer, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

The Company is also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, providing certain reduced disclosure obligations including two years of audited financial statements. The Company will remain a smaller reporting company for each fiscal year in which (1) the market value of ordinary shares held by non-affiliates is less than $250 million as of the end of the second fiscal quarter, or (2) annual revenues are less than $100 million and such market value is less than $700 million.

Legal Proceedings

There is no material litigation, arbitration, or governmental proceeding currently pending against the Company or any member of its management team in their capacity as such, and neither the Company nor its management team has been subject to any such proceeding in the 12 months preceding the date of this report.

Item 1A.	Risk Factors Summary Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report before making a decision to purchase our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. These risks are more fully described in the section titled “Risk Factors” immediately following this risk factors summary. These risks include, among others, the following:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

●	Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions and the status of debt and equity markets, as well as protectionist legislation in our target markets.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we complete our initial business combination within the Extension Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Affiliates of our sponsor have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

●	If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

●	Corporate governance standards in non-US countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

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

Our securities have been delisted from Nasdaq, which may adversely affect the liquidity and trading price of our securities.

On December 17, 2024, we received notice from Nasdaq that our securities would be delisted due to our failure to complete an initial business combination within 36 months of our IPO registration. Trading on Nasdaq was suspended on December 24, 2024. We have applied to trade on the OTCQB Market, but trading on OTC markets is generally less liquid than on national securities exchanges, which may result in wider bid-ask spreads, reduced trading volumes, and difficulty for shareholders to buy or sell our securities at desired prices. The delisting may also negatively impact our ability to complete a business combination, as potential targets may view the lack of a national exchange listing unfavorably.

The termination of the Business Combination Agreement with Orca may affect our ability to complete an initial business combination before our deadline.

On September 24, 2024, we terminated the Business Combination Agreement with Orca and its affiliates. While we are actively seeking alternative business combination opportunities, there can be no assurance that we will identify a suitable target or complete a business combination before our extended deadline of December 17, 2029. The time and resources spent on the terminated Orca transaction may have reduced our ability to pursue other opportunities, and the market may view the termination negatively.

The change in our sponsor and management team may create uncertainty and affect our ability to complete a business combination.

In December 2024, our original sponsor sold substantially all of its interests to Samara Special Opportunities, and our CEO, CFO, and CIO all resigned, with Vikas Mittal being appointed as our new CEO, CFO, and a director. This change in control and management introduces uncertainty regarding the Company’s strategic direction and may affect relationships with potential business combination targets, service providers, and shareholders. The new management team may have different investment criteria, target industries, or strategies than the prior team.

Significant shareholder redemptions have substantially reduced trust account funds available for a business combination.

In connection with shareholder votes during 2024, substantial numbers of shares were redeemed: 2,159,610 shares in May 2024 and 7,360,165 shares in December 2024, and 18,226 shares in December 2025. These redemptions have significantly reduced the funds available in our trust account for use in connection with a business combination, which may limit the size, scope, or attractiveness of potential targets willing to combine with us and may make it more difficult to satisfy minimum cash conditions in any business combination agreement.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Inflation and rising interest rates in the United States and globally may increase price volatility for publicly traded securities and create broader economic disruptions that could make it more difficult for the Company to complete an initial business combination.

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The Company’s search for a business combination, and any target business with which it may ultimately consummate a business combination, may be materially adversely affected by geopolitical conditions, macroeconomic uncertainty, and the status of debt and equity markets. Ongoing geopolitical tensions, including the conflict in Ukraine, instability in the Middle East, and evolving trade and sanctions policies, have contributed to volatility in commodity prices, credit and capital markets, and global supply chains. Any negative impact on the global economy or capital markets resulting from these or other geopolitical developments could adversely affect the Company’s ability to consummate a business combination or the operations of a target business with which it seeks to combine.

If we seek shareholder approval of our initial business combination, our Sponsor, together with Affiliates and certain Director and management, have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

The Company’s sponsor beneficially owns approximately 91.2% of the issued and outstanding ordinary shares. The Company’s amended and restated memorandum and articles of association provide that an initial business combination (other than a statutory merger or consolidation) requires an ordinary resolution under Cayman Islands law — the affirmative vote of a majority of shares voted at a quorate meeting or unanimous written resolution. Given the sponsor’s ownership percentage, no additional public shares would need to be voted in favor of a proposed business combination for it to be approved, assuming all outstanding shares are voted. If only the minimum number of shares representing a quorum are voted, the business combination could be approved without the vote of any public shareholders. The sponsor’s agreement to vote in favor of any proposed initial business combination substantially increases the likelihood of receiving requisite shareholder approval.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

The Company may enter into a business combination agreement containing minimum cash closing conditions. If too many public shareholders exercise redemption rights, the Company may be unable to meet such conditions and would not proceed with the business combination. Prospective targets will be aware of these risks and may be reluctant to enter into a business combination with the Company. Given the substantial redemptions that have already occurred, with approximately $24.5 million remaining in trust as of May 8, 2026, this risk is heightened.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

The Company cannot predict how many public shareholders will exercise redemption rights. If a business combination agreement requires minimum cash at closing, the Company may need to reserve trust funds or arrange third-party financing. If more shares are submitted for redemption than expected, the Company may need to restructure the transaction or raise additional financing, which may involve dilutive equity issuances or indebtedness at undesirable levels. These considerations may limit the Company’s ability to complete the most desirable business combination or optimize its capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If a business combination agreement requires the use of trust funds for purchase price or minimum cash closing conditions and the Company is unable to satisfy those conditions, the business combination would be unsuccessful. In that event, public shareholders would not receive their pro rata portion of the trust account until liquidation. Shareholders seeking immediate liquidity could attempt to sell in the open market; however, shares may trade at a discount to the per-share trust value. Given the Company’s current OTC trading status, liquidity may be further limited.

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

Potential target businesses will be aware that the Company must complete a business combination by December 17, 2029, which may give targets negotiating leverage, particularly as the deadline approaches. The Company may also have limited time to conduct due diligence and may enter into a business combination on terms it would have rejected upon more comprehensive investigation.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

The Company competes with other SPACs, private equity firms, strategic acquirers, and other entities seeking to complete business combinations or acquisitions. While the number of active SPACs has declined from peak levels, competition for attractive targets with strong fundamentals remains significant. Potential targets may demand improved financial terms or prefer counterparties with greater resources, established operating histories, or national exchange listings. The Company’s limited trust balance, OTC trading status, and single-officer management structure may place it at a competitive disadvantage relative to other acquirers. These factors could increase the cost of, delay, or frustrate the Company’s ability to find and consummate a business combination on favorable terms.

We may not be able to complete our initial business combination within the Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The Company may not be able to identify a suitable target or complete an initial business combination by December 17, 2029. The Company’s ability to do so may be negatively impacted by general market conditions, volatility in capital and debt markets, geopolitical events, natural disasters, public health emergencies, or other risks described herein. If the Company does not complete a business combination within the Extension Period, it will cease all operations except for winding up, redeem all public shares at the then-applicable per-share trust value (which was approximately $12.31 per share as of September 23, 2026, but may be higher or lower at the time of liquidation depending on interest earned and taxes payable), and liquidate and dissolve, subject to obligations under Cayman Islands law to provide for claims of creditors. In such event, warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If the Company seeks shareholder approval of a business combination and does not conduct redemptions pursuant to tender offer rules, the Company’s sponsor, directors, officers, advisors, or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market, subject to compliance with applicable law. There is no limit on the number of securities that may be purchased, though no current commitments, plans, or intentions to engage in such transactions exist and no terms have been formulated. No trust account funds will be used for such purchases.

Such purchases could include contractual acknowledgments that the purchasing shareholder agrees not to exercise redemption rights. If shares are purchased from shareholders who have already elected to redeem or submitted proxies against the business combination, such sellers would be required to revoke their prior elections. The purpose of such purchases could be to satisfy minimum cash or net worth closing conditions or to reduce the number of outstanding public warrants. Such purchases may result in the completion of a business combination that might not otherwise have been possible and will be reported pursuant to Sections 13 and 16 of the Exchange Act to the extent applicable.

Such purchases may also reduce the public float and number of beneficial holders, which could make it difficult to maintain the quotation or trading of the Company’s securities on the OTC market.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

The Company will comply with applicable proxy or tender offer rules when conducting redemptions. However, if a shareholder fails to receive proxy materials or tender offer documents, or fails to comply with the procedures described therein — including delivering share certificates or shares electronically to the transfer agent and submitting a written redemption request by the applicable deadlines — such shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Public shareholders are entitled to receive funds from the trust account only upon: (i) redemption of shares in connection with a completed initial business combination; (ii) redemption in connection with a shareholder vote to amend the Company’s governing documents regarding the substance or timing of redemption obligations or other material shareholder protections; or (iii) redemption if the Company does not complete a business combination within the Extension Period. In no other circumstances will a public shareholder have any right or interest in the trust account. Warrant holders have no right to trust account proceeds. Accordingly, shareholders seeking to liquidate their investment may be forced to sell their shares or warrants in the open market, potentially at a loss.

Trading Market and Corporate Governance Standards

On December 17, 2024, the Company received notice from Nasdaq that its securities would be delisted due to failure to complete an initial business combination within 36 months of the IPO. Trading on Nasdaq was suspended on December 24, 2024. The Company’s Class A ordinary shares, units, and warrants were subsequently admitted to quotation on the OTCQB Market under the symbols “IVCBF,” “IVCUF,” and “IVCWF,” respectively. There is no assurance that a broker will continue to make a market in the Company’s securities or that trading activity will continue on the OTC market.

Absence of Exchange-Mandated Governance Requirements

The Company’s securities are quoted on the OTC market and are not listed on a national securities exchange. As a result, the Company is not subject to exchange-mandated corporate governance requirements applicable to listed companies, including requirements to maintain a majority-independent board, establish independent audit, compensation, and nominating committees with written charters, obtain shareholder approval for equity compensation plans, significant securities issuances, and related party transactions, or comply with minimum shareholders’ equity, market value, and trading volume standards. Shareholders do not have the protection these governance standards would otherwise provide.

Only holders of the Company’s founder shares have the right to vote on the election of directors prior to the completion of an initial business combination As a result, holders of Class A ordinary shares do not have the ability to influence the composition of the Company’s Board of Directors.

Only holders of founder shares have the right to vote on the election of directors prior to the completion of an initial business combination. Holders of Class A ordinary shares do not have the ability to influence the composition of the Company’s board of directors. The Company’s sole director was appointed in connection with the December 2024 change of control and serves at the discretion of the founder share holders.

Current Governance Framework

Although the Company is not subject to exchange listing standards, it remains subject to the corporate governance requirements of the Exchange Act and SEC rules, including annual and periodic reporting obligations under Sections 13 and 15(d), proxy statement requirements under Section 14, beneficial ownership reporting under Section 16, requirements to maintain disclosure controls and procedures and internal control over financial reporting, and certification requirements under the Sarbanes-Oxley Act. The Company’s voluntary corporate governance practices and board structure are described under “Committees of the Board of Directors” above. Shareholders should understand that the protections provided by exchange listing standards, including requirements for independent board oversight, do not apply to the Company.

Our securities trade on the OTC market, which subjects investors to reduced liquidity, reduced information, and the absence of exchange-mandated corporate governance protections.

The Company’s securities are quoted on the OTCQB Market and are not listed on a national securities exchange. Trading on the OTC market is generally less liquid than on a national exchange, which may result in lower trading volumes, wider bid-ask spreads, greater price volatility, less analyst coverage, reduced visibility among institutional investors, and limited access to capital markets. These factors may adversely affect the market price of the Company’s securities and shareholders’ ability to buy or sell shares at desired prices.

If we seek shareholder approval of our initial business combination and accordingly we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

The Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate or person acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming more than an aggregate of 15% of the shares sold in the IPO without the Company’s prior consent (“Excess Shares”). This restriction does not limit a shareholder’s ability to vote all shares, including Excess Shares, for or against a proposed business combination. Shareholders holding Excess Shares will not receive redemption distributions on such shares and would be required to sell them in the open market, potentially at a loss.

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

The Company faces significant competition from other SPACs, private equity firms, strategic acquirers, and other entities seeking acquisitions. Many competitors possess greater financial, technical, and human resources, established operating histories, and broader industry relationships. The Company’s limited trust balance of approximately $24.7 million, OTC trading status, single-officer management structure, and obligation to offer public shareholders redemption rights may place it at a competitive disadvantage in negotiating and completing a business combination. If the Company does not complete a business combination, public shareholders would receive only their pro rata portion of trust account funds and warrants would expire worthless.

Affiliates of our sponsor have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

The Company’s sponsor, Samara Special Opportunities, and its affiliates, including Meteora Capital, LLC, may sponsor, manage, or invest in other entities that pursue acquisition opportunities or investment strategies that overlap with the Company’s objectives. The Company’s sole officer and director, Vikas Mittal, serves as Managing Member of Meteora Capital and may have obligations to present business combination opportunities to other entities before or instead of the Company. These conflicts may not be resolved in the Company’s favor, and suitable business combination opportunities may be presented to other entities.

Certain members of our management team may be involved in and have a greater financial interest in the performance of other entities affiliated with our sponsor, and such activities may create conflicts of interest in making decisions on our behalf.

The Company’s sole officer and director, Vikas Mittal, serves as Managing Member of Meteora Capital, LLC and may hold positions with other entities that have investment objectives overlapping with the Company’s. These roles may create conflicts of interest in sourcing and evaluating business combination opportunities on behalf of the Company. Mr. Mittal is not required to commit any specified amount of time to the Company’s affairs and may allocate time and opportunities to other entities in which he has a financial interest. Such conflicts may not be resolved in the Company’s favor.

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

The funds available to the Company outside of the trust account may not be sufficient to allow it to operate through the Extension Period. The Company expects to incur costs in pursuit of a business combination, including professional fees, regulatory filings, and due diligence expenses. As of December 31, 2024, all previously outstanding working capital loans from the original sponsor were forgiven in connection with the change of control, and no working capital loans are currently outstanding.

The Company’s sponsor and sole officer/director are not obligated to make loans or advances to the Company. If additional capital is needed, the Company would need to borrow from its sponsor, management, or third parties, or may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released upon completion of a business combination. The Company does not expect third parties to provide such loans without a waiver of rights to trust account funds.

If the Company cannot obtain sufficient funding to continue operations and complete a business combination, it will be forced to cease operations and liquidate the trust account. In such event, public shareholders would receive the then-applicable per-share trust value (approximately $12.31 as of September 23, 2026), which may be reduced by creditor claims, and warrants would expire worthless.

Because our trust account is expected to contain approximately $12.31 per Class A ordinary share at the time of our initial business combination, our public shareholders may be more incentivized to redeem their public shares at the time of our initial business combination.

As of September 23, 2026, the trust account held approximately $12.31 per Class A ordinary share. To the extent the Company’s OTC trading price is below the per-share trust value, public shareholders have a financial incentive to redeem rather than hold their shares, which could further reduce the funds available for a business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if the Company conducts thorough due diligence on a target business, it cannot assure that all material issues will be identified or that unforeseen risks will not arise following a business combination. The Company may be required to write down or write off assets, restructure operations, or incur impairment or other charges that could result in reported losses. While such charges may be non-cash, they could contribute to negative market perceptions, reduce the trading price of the Company’s securities, or cause violations of net worth or other covenants under debt instruments assumed or incurred in connection with the business combination. Shareholders who remain invested following a business combination could suffer a reduction in the value of their securities.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

The Company seeks to have all vendors, service providers, and prospective target businesses execute agreements waiving claims to trust account funds. However, there is no guarantee such waivers will be obtained or, if obtained, that they will be enforceable. CBIZ CPAs P.C., the Company’s independent registered public accounting firm, has not executed such a waiver. Upon redemption of public shares, the Company will be required to provide for payment of creditor claims not previously waived that may be brought within 10 years following redemption.

The Company’s sponsor has agreed to indemnify the trust account if third-party claims reduce the per-share trust amount below the lesser of (i) $10.20 per public share or (ii) the actual per-share amount held in trust at the date of liquidation, less taxes payable. This indemnity does not apply to claims by parties that executed trust waivers or to claims under the Company’s indemnity of IPO underwriters. The Company has not verified whether the sponsor has sufficient funds to satisfy these obligations, and the sponsor’s assets are believed to consist primarily of securities of the Company. No officer or director will indemnify the Company for third-party claims.

Accordingly, if claims are successfully made against the trust account, the per-share redemption amount could be less than the approximately $12.31 currently held per share, and the Company may be unable to complete a business combination.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

If trust account funds are reduced below the sponsor’s indemnification threshold and the sponsor asserts it is unable to satisfy or has no obligations related to a particular claim, the Company would need to determine whether to take legal action to enforce the indemnification. The Company’s sole director, Vikas Mittal, is also the sole director of the sponsor entity, Samara Special Opportunities, creating a conflict of interest with respect to any decision to pursue enforcement action against the sponsor. The Company does not have independent directors who could evaluate such a decision free of conflicts. Accordingly, there can be no assurance that the sponsor’s indemnification obligations would be enforced, and the per-share trust amount available for distribution to public shareholders could be reduced below the indemnification threshold.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

The Company has agreed to indemnify its officers and directors to the fullest extent permitted by law. However, the Company’s officers and directors have waived any right to trust account funds and will not seek recourse against the trust account. Accordingly, any indemnification can be satisfied only from funds outside the trust account or following consummation of a business combination. These indemnification obligations may discourage shareholder lawsuits for breach of fiduciary duty and reduce the likelihood of derivative litigation, even where such actions might benefit the Company and its shareholders. A shareholder’s investment may be adversely affected to the extent the Company pays settlement costs or damage awards pursuant to these provisions. The Company currently has one officer and director who benefits from these indemnification provisions.

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

If, after distributing trust account proceeds to public shareholders, the Company files a bankruptcy or insolvency petition, or an involuntary petition is filed and not dismissed, distributions received by shareholders could be viewed as preferential transfers or fraudulent conveyances under applicable law, and a bankruptcy court could seek to recover such amounts. In addition, the Company’s sole director could be viewed as having breached fiduciary duties to creditors by paying public shareholders from the trust account prior to addressing creditor claims, potentially exposing the Company and its director to claims for punitive damages.

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

If the Company files a bankruptcy or insolvency petition, or an involuntary petition is filed and not dismissed, prior to distributing trust account proceeds, such proceeds could be included in the bankruptcy estate and subject to third-party claims with priority over shareholder claims. To the extent bankruptcy claims deplete the trust account, the per-share redemption amount may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

The Company is subject to SEC and other regulatory requirements. Compliance with applicable laws and regulations may be difficult, time-consuming, and costly, and changes in laws or their interpretation could materially adversely affect the Company’s business and ability to complete a business combination.

Investment Company Act risk

In January 2024, the SEC adopted final rules imposing additional disclosure requirements on SPAC transactions, updating guidance on the use of projections, and expanding the potential liability of SPAC transaction participants. While the final rules did not adopt a proposed safe harbor from investment company status for SPACs, the SEC provided guidance indicating that a SPAC’s duration, the nature of its assets and income, and its management activities are relevant factors in determining whether a SPAC may be deemed an investment company. The SEC indicated that the further a SPAC operates beyond 18 to 24 months from its IPO without completing a business combination, the greater the investment company concerns, depending on the overall facts and circumstances.

The Company’s IPO registration statement became effective on December 14, 2021, and the Company has not yet completed a business combination. The Company has operated beyond the 24-month period referenced in SEC guidance, which increases the risk that a claim could be made that the Company has been operating as an unregistered investment company. If the Company were deemed an investment company, it could be forced to liquidate, in which case shareholders would not realize the benefits of owning stock in a successor operating business and warrants would expire worthless.

To mitigate this risk, on December 14, 2023, the Company instructed its trustee, Continental Stock Transfer & Trust Company, to liquidate U.S. government treasury obligations previously held in the trust account and to hold all trust funds in an interest-bearing cash account. The Company and Continental entered into an amendment to the Investment Management Trust Agreement to permit this change.

If we do not consummate our initial business combination within the Extension Period, our public shareholders may be forced to wait beyond such to Extension Period before redemption from our trust account.

If the Company does not complete a business combination within the Extension Period, trust account proceeds will be used to redeem public shares in accordance with the Company’s governing documents and the Cayman Islands Companies Act. Compliance with applicable winding-up and liquidation procedures may cause delays beyond the Extension Period before redemption proceeds become available to shareholders. The Company has no obligation to return funds to shareholders prior to redemption or liquidation.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If the Company enters insolvent liquidation, distributions previously received by shareholders could be deemed unlawful payments if, immediately following such distribution, the Company was unable to pay its debts as they fall due or if the distribution was not made in compliance with the Company’s governing documents or Cayman Islands law. A liquidator could seek to recover such amounts from shareholders. The Company’s directors could be viewed as having breached fiduciary duties to creditors by paying shareholders from the trust account prior to addressing creditor claims. Under Cayman Islands law, directors and officers who knowingly and willfully authorize distributions from the share premium account while the Company is unable to pay its debts as they fall due may be subject to a fine of approximately $18,300 and imprisonment for up to five years.

Our Sponsor, together with Affiliates and certain Director, will control the appointment of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

The Company’s sponsor controls the appointment of directors until consummation of an initial business combination and beneficially owns approximately 91.2% of outstanding ordinary shares. As a result, the sponsor will appoint all directors prior to a business combination and may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that public shareholders do not support.

We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

Shareholder Meetings and Director Elections

The Company is not listed on a national securities exchange and is not required to hold annual shareholder meetings. Public shareholders may not have regular opportunities to engage with management or raise concerns directly with the Company’s director. Holders of Class A ordinary shares do not have the right to vote on director elections prior to an initial business combination; only holders of Class B ordinary shares may vote on director appointments. The Company remains subject to Exchange Act proxy requirements, and shareholders retain the right to submit proposals under Rule 14a-8, subject to applicable eligibility requirements.

Warrant Exercise and Registration Risk

The Company’s Class A ordinary shares are not currently listed on a national securities exchange and therefore may not satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. As a result, the Company may, at its option, require warrant holders to exercise on a cashless basis in accordance with Section 3(a)(9) of the Securities Act rather than for cash. Cashless exercise would result in holders receiving fewer Class A ordinary shares than they would upon a cash exercise.

The Company has agreed to maintain a current prospectus relating to the Class A ordinary shares issuable upon warrant exercise, but cannot assure that it will be able to do so in all circumstances. If the shares issuable upon exercise are not registered or qualified under the Securities Act and applicable state securities laws, and no exemption is available, warrant holders will not be entitled to exercise their warrants, and such warrants may expire worthless. In no event will the Company be required to net cash settle any warrant.

There may be circumstances where an exemption from registration exists for the sponsor’s private placement warrants but not for public warrants. In such case, the sponsor could exercise its warrants and sell the underlying shares while public warrant holders could not. Additionally, the Company may redeem outstanding warrants even if the underlying shares cannot be registered or qualified under all applicable state securities laws, in which case holders may be unable to exercise prior to redemption.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

Under the warrant agreement, holders may be required to exercise warrants on a cashless basis if: (i) the underlying shares are not registered under the Securities Act; (ii) the Company elects cashless exercise when its shares are not listed on a national securities exchange (which is currently the case); or (iii) the Company calls public warrants for redemption. Upon cashless exercise, the warrant holder would receive a number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing the product of the number of underlying shares multiplied by the excess of fair market value over the exercise price, by the fair market value, and (B) 0.361 shares per warrant. Fair market value is defined as the volume-weighted average price for the 10 trading days ending on the third trading day prior to notice of exercise or redemption. Cashless exercise results in fewer shares received than a cash exercise.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement, the Company’s initial shareholders and their permitted transferees may demand registration of the Class A ordinary shares issuable upon conversion of founder shares, and holders of private placement warrants and their permitted transferees may demand registration of the private placement warrants and underlying Class A ordinary shares. The Company bears the costs of registering these securities. The availability of a significant number of additional securities for trading may adversely affect the market price of the Company’s Class A ordinary shares. The existence of these registration rights may also make a business combination more costly, as target shareholders may seek additional equity or cash consideration to offset the anticipated dilutive effect of registered securities entering the market.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

The Company’s efforts to identify a business combination target are not limited to a particular industry, sector, or geographic region. The Company’s governing documents prohibit a business combination with another blank check company or similar entity with nominal operations. To the extent the Company completes a business combination, it may be affected by risks inherent in the target’s business and operations, including risks associated with financially unstable businesses or entities lacking established records of revenue or earnings. The Company’s sole officer and director will endeavor to evaluate the risks inherent in a particular target, but there can be no assurance that all significant risk factors will be identified or that adequate time for due diligence will be available. Shareholders who remain invested following a business combination could suffer a reduction in the value of their securities.

Past performance by our management team, our sponsor and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding the Company’s management, sponsor, and their affiliates is presented for informational purposes only. Past experience and performance of the Company’s sole officer and director, the sponsor, and their respective affiliates and associated businesses is not indicative of the Company’s future performance or the results of any business combination. The market price of the Company’s securities may be influenced by factors beyond the Company’s control, and shareholders may experience losses.

The prior investment track records of our management team, our sponsor and their affiliates may not be available on publicly available sources or may be subject to confidentiality agreements.

The prior investment track record of the Company’s sole officer and director and the sponsor’s affiliates may include private transactions for which information is not publicly available or is subject to confidentiality restrictions. This may limit information available to investors and potential target businesses regarding management’s experience, which could adversely affect the Company’s ability to generate business combination opportunities.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

The Company may pursue a business combination in an industry or sector outside its sole officer and director’s primary areas of experience. In such event, management may not be able to adequately evaluate all relevant risk factors, and the Company’s operational expertise may not be directly applicable to the acquired business. Shareholders who remain invested following such a business combination could suffer a reduction in the value of their securities.

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

The Company has identified general criteria for evaluating prospective targets but may complete a business combination with a target that does not meet all such criteria. A business combination with a target that falls short of stated guidelines may be less successful than one with a target meeting all criteria. If the Company announces a business combination with a target that does not meet its guidelines, a greater number of shareholders may exercise redemption rights, making it more difficult to satisfy minimum cash closing conditions or obtain shareholder approval. If the Company does not complete a business combination, public shareholders would receive only their pro rata portion of trust account funds, which may be less than $12.31 per share in certain circumstances, and warrants would expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. Such risks may include lack of a proven business model, limited historical financial data, volatile revenues or earnings, intense competition, and difficulty retaining key personnel.

With limited exceptions, we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless the Company completes a business combination with an affiliated entity or its sole director cannot independently determine the fair market value of the target, the Company is not required to obtain a fairness opinion from an independent investment banking or valuation firm. In such case, shareholders will be relying on the judgment of the Company’s sole director, who has significant discretion in selecting the valuation standard used to determine fair market value. The standards used will be disclosed in proxy materials or tender offer documents filed in connection with the business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

The Company’s amended and restated memorandum and articles of association authorize the issuance of up to 400,000,000 Class A ordinary shares, 40,000,000 Class B ordinary shares, and 1,000,000 preference shares, each with a par value of $0.0001 per share. As of December 31, 2024, there were 389,367,707 and 39,999,999 authorized but unissued Class A and Class B ordinary shares, respectively. No preference shares are issued or outstanding.

The Company may issue additional Class A ordinary shares or preference shares to complete a business combination, under an employee incentive plan following a business combination, or to redeem warrants when the Class A ordinary share price equals or exceeds $10.00. Prior to a business combination, the governing documents prohibit issuance of additional shares that would entitle holders to receive trust account funds or vote on a business combination.

The issuance of additional ordinary or preference shares may significantly dilute existing shareholders, subordinate the rights of Class A ordinary shareholders if preference shares with senior rights are issued, cause a change in control that could affect the Company’s ability to use net operating loss carryforwards, and adversely affect prevailing market prices for the Company’s securities.

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

The investigation, negotiation, and documentation of a business combination will require substantial management time and costs for professional advisors. If the Company decides not to proceed with a particular transaction or is unable to complete it, costs incurred to that point will generally not be recoverable and could materially adversely affect subsequent efforts to identify and complete an alternative business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

The Company may be classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for any taxable year, which could subject U.S. holders of Class A ordinary shares or warrants to adverse tax consequences and additional reporting requirements. The Company’s PFIC status may depend on the availability of the start-up exception, the application of which is subject to uncertainty, and actual PFIC status for any taxable year will not be determinable until after the end of such year. If the Company determines it is a PFIC, it will endeavor to provide U.S. investors with a PFIC Annual Information Statement to enable a “qualified electing fund” election, but there can be no assurance such information will be provided timely, and such election is unavailable with respect to warrants. U.S. investors should consult their tax advisors regarding the possible application of the PFIC rules.

Our initial business combination or transactions relating thereto may result in taxes imposed on us and our shareholders or warrant holders.

In connection with a business combination, the Company may, subject to shareholder approval by special resolution, merge with another entity, reincorporate or redomicile in another jurisdiction, or transfer its tax residence to the jurisdiction of the target business. Tax structuring considerations are complex, the relevant law is uncertain and subject to change, and the Company may prioritize commercial considerations over tax optimization.

Shareholders or warrant holders may be required to recognize taxable income in connection with a business combination in their jurisdiction of tax residence, potentially prior to any consummation of redemptions. The Company does not intend to make cash distributions to pay taxes in connection with a business combination. The Company could also be treated as tax resident in the target’s jurisdiction, which could result in adverse consequences to the Company (such as worldwide income taxation) and to shareholders or warrant holders (such as withholding taxes on dividends and taxation of disposition gains). Shareholders and warrant holders should consult their tax advisors.

We intend that the Company will operate so as to be treated exclusively as a resident of the Cayman Islands for tax purposes until the initial business combination is consummated, but the tax authorities of other jurisdictions may treat it as also being a resident of, or as having a taxable presence in, another jurisdiction for tax purposes.

The Company is incorporated under Cayman Islands law, maintains its registered office in the Cayman Islands, and intends to be resident for tax purposes exclusively in the Cayman Islands with no taxable presence or permanent establishment in any other jurisdiction prior to a business combination. However, tax residence determinations depend primarily on the Company’s place of effective management and are highly fact-sensitive. There can be no assurance that the Company will be regarded as exclusively tax resident in the Cayman Islands.

A failure to maintain exclusive Cayman Islands tax residence, or a determination that the Company has a permanent establishment in another jurisdiction, could result in significant adverse tax consequences for the Company and its shareholders and warrant holders, the impact of which would depend on the views of the relevant tax authorities and each holder’s specific circumstances.

Changes in tax law or accounting policies may reduce any net returns for investors.

The tax treatment of the Company, its shareholders, and any target business is subject to changes in tax laws or practices in the Cayman Islands or any other relevant jurisdiction. The Company’s accounting policies relating to the Class A ordinary shares and warrants are also subject to change. Any such changes may reduce net returns to investors. The Company may incur unanticipated tax liabilities or costs in mitigating adverse tax consequences, which could reduce post-tax returns to shareholders.

A majority of our directors and officer live outside the United States, and after our initial business combination, it is possible that all or a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

The Company is incorporated in the Cayman Islands, and following a business combination, a majority of its directors and officers and all of its assets may be located outside the United States. In such event, it may be difficult for U.S. investors to enforce legal rights, effect service of process, or enforce U.S. court judgments predicated on civil or criminal liability provisions of U.S. laws against the Company’s directors or officers.

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

The Company’s sole officer and director has had prior involvement with other companies in various capacities. As a result, he may be or become involved in litigation, investigations, or other proceedings arising from such prior activities. Any such proceedings could divert management attention from identifying and completing a business combination and could negatively affect the Company’s reputation.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

The Company is entirely dependent on its sole officer and director, Vikas Mittal, who is not required to commit any specified amount of time to the Company’s affairs and has other business activities, including his role as Managing Member of Meteora Capital, LLC. The Company does not have an employment agreement with, or key-man insurance on, Mr. Mittal. The loss of his services could have a material adverse effect on the Company’s ability to complete a business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Following a business combination, some or all of the target’s existing management may remain in place. Such individuals may be unfamiliar with the requirements of operating an SEC-reporting company, which could require the Company to expend time and resources on compliance and regulatory matters.

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

The Company’s sole officer and director may negotiate employment or consulting arrangements with the Company or a target business in connection with a business combination, which could include cash compensation or equity grants. Such negotiations would occur simultaneously with the business combination negotiations, and the personal and financial interests involved may influence the evaluation and selection of a target, subject to fiduciary duties under Cayman Islands law. The Company’s ability to assess target management may be limited by time, resources, and available information, and such assessment may prove incorrect.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise with respect to our business combinations and certain other transactions. Any salary or fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such entity provides.

The Company may engage its sponsor or an affiliate as an advisor in connection with a business combination and pay market-standard compensation, which would likely be conditioned on closing. Such financial interest in the completion of a business combination may influence the advice provided to the Company regarding the pursuit of a particular target.

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

The Company’s current sponsor, Samara Special Opportunities, acquired 6,037,499 Class A ordinary shares, one Class B ordinary share, and 11,690,000 private placement warrants for an aggregate purchase price of $1.00 in the December 2024 change of control transaction. Given this nominal investment, the sponsor will realize a substantial profit on virtually any business combination that is consummated, even if the trading price of the Company’s securities declines significantly or the private placement warrants have minimal value. As a result, the sponsor may be economically incentivized to consummate a business combination with a riskier or less-established target than would be the case if the sponsor had a larger capital investment at risk. Public shareholders who purchased units in the IPO at $10.00 per unit could experience significant losses on their investment even as the sponsor profits.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

The Company has no commitments to issue debt securities as of the date of this report but may incur substantial indebtedness to complete a business combination. The Company has agreed that it will not incur indebtedness unless the lender waives any claim to trust account funds, so any debt incurred will not affect per-share redemption amounts. However, post-combination indebtedness could result in default and foreclosure on assets, covenant compliance obligations, restrictions on additional financing and dividends, reduced cash flow available for operations and growth, and increased vulnerability to adverse economic and competitive conditions.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The Company may complete its initial business combination with a single target business, resulting in a lack of diversification. The Company’s prospects would then depend entirely on the performance of that single business. This concentration subjects the Company to economic, competitive, and regulatory risks specific to that business’s industry, without the benefit of risk diversification across multiple operations or sectors.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

The Company may pursue a business combination with a privately held company for which limited public information is available. The Company may be required to make decisions based on incomplete information, which may result in a combination with a business that is less profitable than anticipated.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

The Company may structure a business combination to acquire less than 100% of a target’s equity interests, provided the post-transaction company owns at least 50% of the target’s outstanding voting securities or otherwise acquires a controlling interest sufficient to avoid registration under the Investment Company Act. Even if this threshold is met, the Company’s existing shareholders may collectively own a minority interest in the post-combination entity depending on the valuations ascribed to the target and the Company and the number of new shares issued as consideration. A loss of control over a target business could result in new management that may not possess the skills necessary to profitably operate the business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

The Company may complete a business combination even though a substantial majority of public shareholders have redeemed their shares or otherwise indicated disagreement with the transaction. If the aggregate cash required for redemptions and closing conditions exceeds available cash, the Company will not complete the business combination and will return all shares submitted for redemption.

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

The Company may seek to amend its amended and restated memorandum and articles of association or warrant agreement in connection with a business combination. Amendments to the governing documents require a special resolution (two-thirds of shares voted or unanimous written resolution). Amendments to the warrant agreement generally require approval of a majority of public warrant holders, except for certain amendments the sole director determines in good faith are necessary for the warrants to be classified as equity in the Company’s financial statements. If the Company proposes amendments that modify the substance or timing of redemption obligations or other material shareholder protections, public shareholders will be offered the opportunity to redeem their shares.

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

The Company’s amended and restated memorandum and articles of association may be amended by special resolution (two-thirds of shares voted), and the trust agreement may be amended with approval of holders of 65% of votes cast. The Company’s sponsor beneficially owns approximately 91.2% of outstanding ordinary shares and has discretion to vote in favor of any such amendments. As a result, the Company may be able to amend its governing documents and trust agreement without public shareholder support.

The sponsor has agreed not to propose amendments modifying the substance or timing of redemption obligations or other material shareholder protections unless public shareholders are offered the opportunity to redeem. However, shareholders are not parties to or third-party beneficiaries of this agreement. In the event of a breach, shareholders would need to pursue a derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended without shareholder approval.

Certain agreements entered into in connection with the IPO — including the letter agreement, the registration rights agreement, and the private placement warrants purchase agreement — may be amended without shareholder approval, requiring only the consent of the applicable parties and approval of the Company’s sole director. The warrant agreement and the investment management trust agreement require warrant holder or shareholder approval to amend, respectively, except that warrant agreement provisions may be amended without approval if the sole director determines in good faith such amendments are necessary for equity classification of the warrants.

Amendments to these agreements could affect provisions that public shareholders may deem material, including lock-up restrictions on founder shares and private placement warrants. Any amendments in connection with a business combination will be disclosed in proxy or tender offer materials, and any other material amendments will be disclosed in SEC filings. Such amendments may facilitate a business combination that might not otherwise have been possible and could adversely affect the value of the Company’s securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

The Company may require additional financing to complete a business combination if the cash purchase price exceeds available trust funds net of redemptions, or to fund post-combination operations and growth. There can be no assurance such financing will be available on acceptable terms. If additional financing is unavailable, the Company may be required to restructure or abandon a proposed transaction. No officer, director, or shareholder is required to provide financing to the Company in connection with or after a business combination.

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

The terms of the public warrants may be amended with approval of holders of a majority of then-outstanding public warrants, including amendments that adversely affect warrant holders. Such amendments could include increasing the exercise price, converting warrants into cash or shares, shortening the exercise period, or decreasing the number of shares purchasable upon exercise. Certain amendments may also be made without warrant holder consent if the Company’s sole director determines in good faith they are necessary for equity classification of the warrants in the Company’s financial statements.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

The warrant agreement provides that any action or proceeding arising out of or relating to the warrant agreement must be brought in the courts of the State of New York or the United States District Court for the Southern District of New York, which constitutes the exclusive forum for such claims. This provision does not apply to claims under the Exchange Act for which federal district courts are the sole and exclusive forum. Any purchaser of warrants is deemed to have consented to this provision. This choice-of-forum provision may limit warrant holders’ ability to bring claims in a preferred judicial forum, which may discourage litigation. If a court were to find this provision inapplicable or unenforceable, the Company may incur additional costs resolving disputes in other jurisdictions.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If the Company issues additional ordinary shares or equity-linked securities in connection with a business combination at a price below $9.20 per share, the aggregate gross proceeds from such issuances represent more than 60% of total equity proceeds available for the business combination (net of redemptions), and the market value of the Class A ordinary shares is below $9.20, the warrant exercise price will be adjusted to 115% of the higher of market value and the new issuance price. The $18.00 per share and $10.00 per share warrant redemption trigger prices will also be adjusted to 180% and 100%, respectively, of the higher of market value and the new issuance price. These adjustments may make it more difficult to consummate a business combination.

Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

The Company issued 17,250,000 public warrants and 16,700,000 private placement warrants in connection with the IPO. The warrants are accounted for as liabilities and recorded at fair value, with changes in fair value recognized in earnings each reporting period. Fluctuations in the fair value of the warrant liability may have an adverse effect on the Company’s reported results and the market price of its securities. Potential target businesses may prefer to combine with entities that do not carry warrant liabilities, which could make it more difficult for the Company to complete a business combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

The Company may redeem outstanding public warrants at $0.01 per warrant, provided the Class A ordinary share price equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the redemption notice, and subject to certain other conditions including an effective registration statement or available cashless exercise exemption. The Company may exercise its redemption right even if unable to register or qualify the underlying shares under all applicable state securities laws. Redemption could force warrant holders to exercise at a disadvantageous time, sell at the then-current market price, or accept the nominal $0.01 redemption price, which would likely be substantially less than the warrants’ market value. Private placement warrants are not redeemable so long as held by the sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

The Company has 17,250,000 public warrants and 16,700,000 private placement warrants outstanding. The potential issuance of a substantial number of Class A ordinary shares upon exercise of these warrants may make the Company a less attractive business combination partner, increase the cost of acquiring a target, and dilute the value of shares issued in connection with a business combination.

The private placement warrants, so long as held by the sponsor or permitted transferees, differ from the public warrants in that they: (1) are not redeemable by the Company (except in certain circumstances); (2) are not transferable until 30 days after completion of a business combination; (3) may be exercised on a cashless basis; and (4) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

Federal proxy and tender offer rules require disclosure of historical and/or pro forma financial statements of a target business, which may need to be prepared in accordance with GAAP or IFRS and audited in accordance with PCAOB standards. These requirements may limit the pool of potential targets that can provide compliant financial statements within the Company’s business combination timeline.

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

As an emerging growth company and smaller reporting company, the Company takes advantage of certain reduced disclosure and reporting exemptions, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the extended transition period for adopting new accounting standards. These exemptions may make the Company’s securities less attractive to certain investors and may make comparison of the Company’s financial statements with other public companies more difficult. The Company’s EGC and SRC status and applicable thresholds are described under “Periodic Reporting and Financial Information” above.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

The Company is required to evaluate its internal controls beginning with this Annual Report. As an emerging growth company, the Company is not required to obtain an independent auditor attestation on internal controls. A target business with which the Company seeks to combine may not be in compliance with Sarbanes-Oxley internal control requirements, and achieving compliance could increase the time and costs necessary to complete a business combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

The Company is an exempted company incorporated under the laws of the Cayman Islands. Its corporate affairs are governed by its amended and restated memorandum and articles of association, the Companies Act, and Cayman Islands common law, which differs from U.S. corporate law in certain respects, including the scope of shareholders’ rights, fiduciary duties of directors, and the availability of derivative actions. Cayman Islands law is derived in part from limited judicial precedent and may not offer the same protections as more fully developed U.S. jurisdictions such as Delaware.

The courts of the Cayman Islands are unlikely to recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of U.S. federal or state securities laws, or to impose liabilities in original actions based on such provisions to the extent they are penal in nature. While Cayman Islands courts will generally recognize and enforce final, conclusive foreign money judgments from courts of competent jurisdiction without retrial on the merits, enforcement will not be available for judgments involving taxes, fines, penalties, or awards contrary to Cayman Islands public policy, which may include punitive or multiple damages.

As a result, public shareholders may have greater difficulty protecting their interests against actions by management or controlling shareholders than they would as shareholders of a U.S. company. It may also be difficult to effect service of process within the United States upon the Company’s sole officer and director or to enforce U.S. court judgments against him.

The Company has been advised by Appleby, its Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely to recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of U.S. federal or state securities laws, or to impose liabilities in original actions based on such provisions to the extent they are penal in nature.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

The Company’s amended and restated memorandum and articles of association authorize the issuance of up to 1,000,000 preference shares, the terms of which may be designated by the Company’s sole director without shareholder approval. These provisions may discourage unsolicited takeover proposals and transactions that could involve payment of a premium over prevailing market prices for the Company’s securities.

Security breaches, cyberattacks and other disruptions to information technology systems and networks owned by us, or third parties, such as vendors or suppliers, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.

The Company relies on third-party service providers for certain information technology and data management functions. A cybersecurity incident affecting the Company or its service providers could result in unauthorized access to confidential business information, disruption of operations, or reputational harm. Following a business combination, the post-combination entity may face additional and more significant cybersecurity risks depending on the nature of the target’s business and IT infrastructure.

Risks Associated with Acquiring and Operating a Business in Foreign Countries in General

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If the Company pursues a business combination with a target outside the United States, it would face additional risks in connection with cross-border due diligence, regulatory approvals, and foreign exchange fluctuations. Following such a combination, the Company would be subject to risks inherent in international operations, including differing legal and regulatory systems, currency controls, tax law variations, tariffs and trade barriers, challenges in managing cross-border operations, cultural and language differences, political instability, corruption, and potential adverse effects of U.S. foreign trade and sanctions policies. These risks could materially affect the Company’s ability to complete a business combination or the post-combination entity’s financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

If the Company completes a business combination with a target that has international operations, it may be subject to the Foreign Corrupt Practices Act and similar anti-corruption laws. Violations could result in severe criminal or civil sanctions. The Company may also be subject to successor liability for FCPA violations committed by an acquired business.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The availability and affordability of directors and officers liability insurance for SPACs has declined, with fewer insurers offering coverage, higher premiums, and less favorable terms. These conditions could increase the cost of completing a business combination and may make it more difficult for the post-combination entity to attract and retain qualified officers and directors.

In addition, the post-combination entity may need to purchase run-off insurance to cover claims arising from conduct prior to the business combination, which would be an additional expense that could affect the terms of the transaction.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

The Company is a blank check company with no business operations. Since the IPO, its sole activity has been identifying and evaluating acquisition candidates. The Company does not consider that it faces significant cybersecurity risk and has not adopted a cybersecurity risk management program or formal processes for assessing cybersecurity risk. The Company’s sole director is responsible for oversight of cybersecurity threats, if any. The Company has not experienced any cybersecurity incidents since its IPO.

Item 2.	Properties.

Our executive offices are located at 9th Floor, 60 Nexus Way Camara Bay Grand Cayman, PO Box 190, KY1-1104, Cayman Islands, our telephone number is +1 (345) 949-4900.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Units, Class A ordinary shares, and warrants on the Over the Counter Bulletin Board under the symbols “IVCUF,” “IVCBF,” and “IVCWF,” respectively.

Holders

Although there are several beneficial owners, on December 31, 2024, there was 1 holder of record of our Units, 13 holders of record of our Class A ordinary shares and 2 holders of record of our separately traded warrants.

Dividends

On October 22, 2024, the Company’s board of directors declared a distribution of the net amount of the $30.0 million termination payment after satisfaction of the Company’s liabilities pro rata to all holders of Class A ordinary shares, equal to $0.60 per Class A ordinary share, payable on November 12, 2024 to shareholders of record at the close of business on November 4, 2024. The pro rata distribution of the net amount of the Termination Payment had no impact on the rights of holders of the Class A ordinary shares, including with regard to liquidation rights or redemption of the Trust Account.

Any future dividend payments will depend on the post-combination entity’s revenues, earnings, capital requirements, and general financial condition, and will be at the discretion of the Company’s sole director. Indebtedness incurred in connection with a business combination may further restrict the Company’s ability to declare dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

IPO and Private Placement

On December 17, 2021, the Company consummated its IPO of 34,500,000 units at $10.00 per unit, generating gross proceeds of $345,000,000. The securities were registered under the Securities Act on Form S-1 (No. 333-261301), declared effective on December 14, 2021. Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC acted as underwriters. The Company incurred approximately $20,078,227 in offering costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees, and $1,103,227 of other costs.

Concurrently with the IPO closing, the Company completed the private sale of 16,700,000 warrants to its then-sponsor, Europe Acquisition Holdings Limited, at $1.00 per warrant, generating gross proceeds of $16,700,000.

A total of $351,900,000 of net proceeds was placed in a trust account with J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company as trustee. There has been no material change in the planned use of proceeds as described in the Company’s final prospectus dated December 17, 2021.

Shareholder Meetings, Extensions, and Redemptions

The following table summarizes the Company’s extraordinary general meetings, extension approvals, and related redemptions:

On March 14, 2023, shareholders approved an extension to December 17, 2023 and removal of the net tangible asset redemption limitation. 15,494,333 of 34,500,000 public shares were redeemed at approximately $10.43 per share, leaving 19,005,667 public shares outstanding.

On December 5, 2023, shareholders approved an extension to June 17, 2024. 7,460,372 of 19,005,667 public shares were redeemed at approximately $11.00 per share, leaving 11,545,295 public shares outstanding. Trust balance: approximately $127.0 million.

On May 21, 2024, shareholders approved an extension to December 17, 2024. 2,159,610 of 11,545,295 public shares were redeemed at approximately $11.32 per share, leaving 9,385,685 public shares outstanding. Trust balance: approximately $106.2 million.

On December 17, 2024, shareholders approved an extension to December 17, 2025. 7,360,165 of 9,385,685 public shares were redeemed at approximately $11.58 per share, leaving 2,025,520 public shares outstanding. Trust balance: approximately $23.5 million. Also on December 17, 2024, the Company received notice from Nasdaq that its securities would be delisted. Trading was suspended on December 24, 2024, and the Company applied for quotation on the OTCQB Market.

On December 12, 2025, shareholders approved the name change to Invest Acquisition Corporation, an extension to December 17, 2027, and an amendment and restatement of the governing documents. The proposals were approved by the sponsor and ten other shareholders representing approximately 99.76% of voting shares. 18,226 of 2,025,520 public shares were redeemed at approximately $12.04 per share, leaving 2,007,294 public shares outstanding. Trust balance: approximately $24.2 million.

On September 22, 2026, shareholders redeemed 1,801,349 of 2,007,294 public shares at approximately $12.31 per share, leaving 205,945 public shares outstanding. Following payment of the redemptions, the Trust balance is anticipated to have approximately $2.5 million.

On September 24, 2026, shareholders approved an extension to December 17, 2029 and an amendment and restatement of the governing documents.

Class B Conversion

On January 2, 2024, the Company’s then-sponsor and certain directors and officers converted 8,624,999 Class B ordinary shares to Class A ordinary shares on a one-for-one basis. All terms applicable to the Class B shares, including the voting agreement, transfer restrictions, and waiver of trust account rights, continue to apply to the converted shares. Following conversion, outstanding shares consisted of 20,170,294 Class A ordinary shares and one Class B ordinary share.

Business Combination Agreement and Termination

On April 25, 2023, the Company entered into the Business Combination Agreement. The agreement was subsequently amended on multiple occasions. On March 11, 2024, the Company announced a restructuring of the contemplated transactions to accommodate the divestiture of one business line for $270 million. Between May and August 2024, the Company entered into the Third, Fourth, and Fifth Amendments, which addressed escrow release mechanics, transaction expense settlements, board composition, and the Company’s termination rights.

On September 24, 2024, the Company terminated the Business Combination Agreement. Under the termination provisions, the Company received a $30 million termination payment. The $30.0 million termination amount was satisfied through a combination of transactions, including (i) the payment of the Orca Midco promissory note totaling approximately $9.3 million, consisting of approximately $7.8 million of specified transaction expenses, approximately $1.2 million of transaction expenses, and approximately $0.3 million of accrued interest; (ii) approximately $10.3 million of proceeds released from the divestiture escrow account on September 26, 2024; and (iii) a novation and payment arrangement totaling approximately $10.4 million, comprised of the assignment of approximately $6.9 million of outstanding Investcorp Funding loans to Orca Midco Limited and a cash payment of approximately $3.5 million, together satisfying the remaining outstanding portion of the termination amount.

On October 22, 2024, the board of directors declared a cash distribution of $0.60 per Class A ordinary share, representing the pro rata allocation of the net termination payment. The distribution was paid on November 12, 2024 to shareholders of record as of November 4, 2024 and was funded from termination proceeds, not from the trust account.

Nasdaq Compliance

On August 1, 2024, the Company received notice from Nasdaq that it was not in compliance with Listing Rule 5452(b)(C) regarding the minimum aggregate market value of outstanding warrants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements, including statements regarding the Company’s financial position, business strategy, and management’s plans and objectives for future operations. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions identify forward-looking statements. Such statements are based on management’s current beliefs and assumptions, and actual results could differ materially due to the factors described in the Company’s filings with the SEC, including the risk factors set forth in Item 1A of this Report.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto contained elsewhere in this Report.

Overview

The Company is a blank check company incorporated on March 22, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the trust account, shares issued to target owners, debt, or a combination thereof. The issuance of additional shares or debt in connection with a business combination may dilute existing shareholders, subordinate their rights, or impose financial covenants and obligations on the post-combination entity.

As of December 31, 2024, the Company had cash of $242,474 held outside of the trust account. The Company expects to incur significant costs in pursuing a business combination and cannot assure that its plans to raise capital or complete a business combination will be successful.

Results of Operations and Known Trends or Future Events

The Company has not engaged in any operations or generated any operating revenues since inception. Its activities have consisted of organizational activities, preparation for the IPO, and the identification and evaluation of business combination targets. The Company generates non-operating income in the form of interest on cash, cash equivalents, and investments held in the trust account.

Year Ended December 31, 2024

For the year ended December 31, 2024, the Company had net income of $36,968,783. Income items included a $30,000,000 gain on business combination termination, a $7,062,000 gain on the change in fair value of warrant liabilities, $4,704,304 of interest income on investments held in the trust account, $4,346,926 in forgiveness of legal expenses, $150,000 in forgiveness of professional fees, and $489,650 of offering expenses charged to warrant liabilities. These were offset by $9,522,579 of formation and operating expenses and $261,518 of interest expense.

Year Ended December 31, 2023 (as revised)

For the year ended December 31, 2023, the Company had a net loss of $4,800,517, consisting of $6,229,750 loss on the change in fair value of warrant liabilities, $9,692,500 of formation and operating costs, and $17,539 of foreign exchange loss, offset by $11,139,272 of interest income on investments held in the trust account.

Liquidity, Capital Resources and Going Concern

Sources of Liquidity

The Company’s liquidity needs have historically been satisfied through proceeds from the sale of founder shares, the private placement, and working capital loans from the original sponsor’s affiliates. During 2023 and 2024, the Company entered into six working capital loans with an aggregate principal amount of up to approximately $7,400,000 (the “Loans”). As of December 31, 2024, no amounts were outstanding under any working capital loans. All previously outstanding loans totaling approximately $6,900,000 were assigned by the Outgoing Borrower to the Incoming Borrower in connection with the December 23, 2024 purchase agreement with Samara Special Opportunities.

As of December 31, 2024, the Company had cash of $242,474 held outside the trust account. The Company’s ongoing liquidity requirements include professional fees, regulatory filings, and other costs associated with identifying and completing a business combination. The Company’s sponsor is not obligated to provide additional financing.

Cash Flow Analysis for the Year Ended December 31, 2024

Operating Activities

For the year ended December 31, 2024, net cash provided by operating activities was $16,450,208, primarily driven by net income of $36,968,783 (including a $30,000,000 gain on business combination termination), adjusted for non-cash items including a $7,062,000 gain on the change in fair value of warrant liabilities and $4,496,926 in forgiveness of legal and professional fees, and changes in working capital including a $3,765,695 reduction in operating assets and liabilities. Interest earned on trust account investments of $4,704,304 is reflected as a reconciling item.

Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities was $108,958,002, consisting of $109,708,002 in proceeds from trust account redemptions offset by $750,000 in extension contributions.

Financing Activities

For the year ended December 31, 2024, net cash used in financing activities was $125,264,412, consisting of $109,708,002 in redemption payments to shareholders, $10,806,410 in special dividend payments from the business combination termination proceeds, and $6,900,000 in repayment of a promissory note to an affiliate, partially offset by $2,150,000 in proceeds from a promissory note.

Trust Account and Use of Proceeds

The net proceeds from the IPO and private placement, after deducting offering expenses of $1,103,227 and underwriting commissions of $6,900,000, totaled $351,900,000 and were deposited into the trust account. The proceeds are held in an interest-bearing account until the earlier of the consummation of a business combination or liquidation.

Through December 31, 2024, shareholders exercised redemption rights with respect to an aggregate of 32,474,480 Class A ordinary shares across four extraordinary general meetings, reducing the trust account balance to approximately $23.5 million. Following the December 2025 extraordinary general meeting, an additional 18,226 shares were redeemed, leaving approximately $24.5 million in the trust account as of May 8, 2026, representing approximately 2,007,294 outstanding public shares at approximately $12.18 per share.

On September 22, 2026, shareholders redeemed 1,801,349 of 2,007,294 public shares at approximately $12.31 per share, leaving 205,945 public shares outstanding. Following payment of the redemptions, the Trust balance is anticipated to have approximately $2.5 million.

The Company intends to use substantially all trust account funds, including interest earned (less amounts required for tax obligations), net of redemptions, to complete a business combination. Interest may be withdrawn to pay taxes. To the extent equity or debt is used as consideration, remaining trust proceeds will be used as working capital for the post-combination entity.

Working Capital and Operational Funding

As of December 31, 2024, the Company had approximately $242,474 available outside the trust account. These funds will be used primarily to identify and evaluate target businesses, conduct due diligence, and negotiate and complete a business combination.

If these funds are insufficient to cover operating costs prior to a business combination, the Company’s sponsor or sole officer and director may, but are not obligated to, provide loans. Any such loans would be repaid from trust proceeds released upon completion of a business combination or, if no business combination is completed, from working capital held outside the trust account. No trust account proceeds would be used to repay such loans if a business combination does not close. The Company does not expect to obtain loans from unaffiliated third parties, as such parties are unlikely to provide financing without access to trust account funds.

Sponsor Loans and Extension Contributions

During 2023 and 2024, the Company entered into six non-interest bearing unsecured loans with affiliates of its then-sponsor aggregating up to approximately $7,400,000 in principal, to fund working capital and extension contributions into the trust account. The March 2023 Loan included a conversion option into private placement warrants at $1.00 per warrant, which the Company determined did not require bifurcation and separate accounting at fair value as it did not meet the criteria to be considered an embedded derivative.

On October 9, 2024, the Company novated the Loans to Orca Midco Ltd. and received a cash payment of $3,523,620. Orca accepted all obligations under the Loans with a maturity date of December 31, 2024, bearing interest at SOFR + 3.25%.

As of December 31, 2024, no amounts were outstanding under any working capital loans from the sponsor.

Business Combination Agreement and Subsequent Developments

On April 25, 2023, the Company entered into the Business Combination Agreement. The agreement was amended five times between December 2023 and August 2024, principally to restructure the contemplated transactions to accommodate a $270 million business line divestiture, address escrow mechanics and transaction expenses, modify board composition provisions, and extend the Company’s termination rights.

In connection with the BCA, the Company entered into a Subscription Agreement on December 15, 2023 with a subscriber for $5,000,000 in convertible loan notes that would convert into 526,316 post-combination shares at approximately $9.50 per share upon consummation of the merger. Following the termination of the BCA, the Subscription Agreement was terminated.

On September 24, 2024, the Company terminated the Business Combination Agreement and received a $30 million termination payment. The $30.0 million termination amount was satisfied through a combination of transactions, including (i) the payment of the Orca Midco promissory note totaling approximately $9.3 million, consisting of approximately $7.8 million of specified transaction expenses, approximately $1.2 million of transaction expenses, and approximately $0.3 million of accrued interest; (ii) approximately $10.3 million of proceeds released from the divestiture escrow account on September 26, 2024; and (iii) a novation and payment arrangement totaling approximately $10.4 million, comprised of the assignment of approximately $6.9 million of outstanding Investcorp Funding loans to Orca Midco Limited and a cash payment of approximately $3.5 million, together satisfying the remaining outstanding portion of the termination amount.

On October 22, 2024, the board declared a $0.60 per share cash distribution from the net termination proceeds, paid on November 12, 2024 to shareholders of record as of November 4, 2024. The distribution was funded from termination proceeds and did not affect trust account rights.

On January 2, 2024, the Company’s then-sponsor and certain directors converted 8,624,999 Class B ordinary shares to Class A ordinary shares on a one-for-one basis, with all original terms continuing to apply.

Sponsor Handover Transaction

On December 23, 2024, the Company completed a change of control transaction pursuant to a Purchase Agreement dated December 16, 2024 with Samara Special Opportunities (the “Acquirer”), a Cayman Islands exempted company. The Acquirer purchased one Class B ordinary share, 6,037,499 Class A ordinary shares, and 11,690,000 private placement warrants (approximately 70% of outstanding private placement warrants) from the selling parties for an aggregate purchase price of $1.00.

Effective upon closing, Vikas Mittal was appointed Chief Executive Officer, Chief Financial Officer, and sole Director. Baroness Ruby McGregor-Smith (CEO), Craig Sinfield-Hain (CFO and Chairman), and Alptekin Diler (CIO) resigned. There were no disagreements between the Company and these individuals regarding operations, policies, or practices.

Following the transaction and related redemptions, Mr. Mittal, through the Acquirer, may be deemed to beneficially own approximately 91.2% of the Company’s outstanding ordinary shares.

As of December 31, 2024, no amounts were outstanding under any working capital loans.

Future Liquidity Requirements

The Company’s primary liquidity requirements prior to a business combination include legal, accounting, due diligence, and regulatory compliance expenses, as well as general working capital.

Going Concern

The Company has until December 17, 2029, to consummate a business combination. If the Company does not complete a business combination by that date, it will commence an automatic winding up, dissolution, and liquidation. In accordance with ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), management has determined that the mandatory liquidation provision, combined with the Company’s working capital deficit and limited cash of $242,474 held outside the trust account, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. While management intends to complete a business combination, there is no assurance it will be able to do so. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Controls and Procedures

The Company is required to maintain an effective system of internal controls under Section 404 of the Sarbanes-Oxley Act. As an emerging growth company, the Company is not required to obtain an independent auditor attestation on internal controls. A target business may not be in compliance with Sarbanes-Oxley internal control requirements, and identifying and remediating deficiencies could require significant time, management involvement, and expense, which may increase the Company’s exposure to financial reporting errors during the remediation period.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Commitments and Contractual Obligations

Registration Rights

Holders of founder shares, private placement warrants, and the Class A ordinary shares issuable upon exercise or conversion thereof are entitled to registration rights pursuant to a registration rights agreement, including up to three demand registrations and piggy-back registration rights. The Company bears the expenses of any such registrations.

Underwriting Agreement

In connection with the IPO, the Company entered into an underwriting agreement providing for deferred fees of $12,075,000 ($0.35 per unit), payable from trust account funds upon completion of a business combination. Upon consummation of the change of control transaction on December 16, 2024, the underwriting agreement and all obligations thereunder, including the deferred underwriting fees, were terminated. The Company has no ongoing obligations to the underwriter.

Legal Fees

The Company entered into an agreement with its legal counsel to provide services in connection with a Business Combination for a contingent fee of $893,755 (the “Success Fee”). Payment was contingent upon successful consummation of a Business Combination. As of December 31, 2024, there were no amounts incurred and accrued related to this agreement, as the fee is contingent upon the closing of the initial Business Combination.

On May 3, 2024, the Company renegotiated its fees, inclusive of all unbilled fees incurred through April 30, 2024 as well as the Success Fee, with its legal counsel. As a result of such negotiation, the Company negotiated a fee of $7,800,000 for all incurred services and agreements, inclusive of the Success Fee described above, with an additional $1,800,000 deferred to the closing of a successful Business Combination with Orca Holdings.

The $7,800,000 in renegotiated fees was paid to the legal counsel from the Divestiture Escrow account and upon the termination of the Business Combination Agreement, it became an offset to the $30,000,000 termination payment (see Note 6).

Upon the termination of the Business Combination Agreement, this amount was no longer payable as it was contingent upon the consummation of the Business Combination. As such, the $1,800,000 deferred fee payable was derecognized. As a result of this renegotiation and the subsequent termination of the Business Combination Agreement, the Company recognized a gain related to the renegotiation of legal fees in the amount of $4,346,926 in the statement of operations.

Consulting Agreements

In April 2023, the Company entered into two agreements with each of the IPO underwriters, each to act as a capital markets advisor and as a placement agent in relation to the Business Combination. On June 9, 2023, the Company terminated the two engagement letters with one of the IPO underwriters, and such termination nullified the Company’s obligation to pay any fees under such agreements. With respect to the other IPO underwriter, as compensation for their services, half of a placement fee of 3.0% of the gross proceeds of securities sold in the placement will be paid to the agent upon consummation of the placement (the “Placement Fee”) and $4,000,000 will be paid to the agent upon consummation of the Business Combination (the “Transaction Fee”). The Placement Fee and the Transaction Fee obligations were terminated per the termination letter received on June 10, 2024. The Company paid the legal counsel of the remaining underwriter and third-party consultant $1,185,488 for the expenses incurred by the legal counsel in connection with the business combination, which was paid through the Divestiture Escrow Account as part of the Additional Specified Transaction Expenses.

In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. On July 15, 2024, the Company terminated the agreement with the third-party consultant and entered into a new agreement on July 24, 2024. As compensation for those services, an advisory fee of $3,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). The Advisory Fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.

Additionally, the agent and the consultant are eligible to be reimbursed in the aggregate up to $500,000 in expenses in the event the Business Combination is not consummated and $1,000,000 in the event it is consummated. As of December 31, 2023, approximately $1,608,000 has been incurred by the third parties. As the Business Combination is not yet considered probable, $500,000 of the approximately $1,608,000 is accrued in the Accounts Payable and Accrued Expenses line on the balance sheet).

Upon consummation of the change of control transaction on December 16, 2024, all consulting agreements and obligations thereunder — including the placement fee, transaction fee, advisory fee, and expense reimbursement obligations — were terminated. The Company has no ongoing obligations under any pre-change-of-control consulting agreements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported income and expenses. Actual results could materially differ from those estimates. The Company’s critical accounting estimates as of December 31, 2024 relate to the fair value of its warrant liabilities.

Warrant Liabilities

As of December 31, 2024 and 2023, the Company’s warrant liabilities were valued at $720,000 and $7,782,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Private Warrant Liability
Fair Value as of December 31, 2023	$3,828,000
Change in fair value	(3,474,000)
Fair Value as of December 31, 2024	$354,000

The following table provides the significant inputs into the Monte Carlo method for the fair value of the Public and Private Warrants:

Input	12/31/2024	12/31/2023
Share price	$10.51	$11.02
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.38%	3.84%
Volatility	0.001%	15.88%
Term (in years)	5.96	5.06
Dividend yield	-%	-%

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the public warrants and Private Placement Warrants. As of December 31, 2024, the fair value of public warrants was valued using the listed price on an over-the-counter (“OTC”) market which is considered to be Level 2 fair value measurement. The fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants, which is also considered level 2 fair value instrument. As of December 31, 2023, the fair value of the public warrants were valued based on the listed market price of the public warrants since they began trading on December 17, 2021 and the fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants, which is considered to be a Level 2 fair value measurement.

Recent Accounting Standards

The Company’s significant accounting policies, including the adoption of recent accounting standards, are described in Note 3 to the financial statements. The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, effective for the fiscal year beginning January 1, 2025 and is evaluating the impact on its financial statement disclosures. Management has considered all other recently issued accounting pronouncements and concluded that none are expected to have a material impact on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer (our “Certifying Officer”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting in connection with lack of controls that are needed to ensure the timely closing of our books and the filing of quarterly and annual reports with the SEC, the accuracy and completeness of accrued expenses, classification and presentation of forgiveness of accrued legal expenses as other income and interest earned in the Trust Account, and proper classification of de-recognition of liabilities between income and components of equity.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over recognition of accrued expenses were not effectively designed or maintained. Our management performed additional analysis as deemed necessary to ensure that our financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting practices in the United States. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management team, including our principal executive officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of the Company’s sole officer and director, who serves as both principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 due to a material weakness related to the lack of segregation of duties resulting from the Company’s limited personnel and reliance on a sole officer and director for all financial reporting functions.

Management intends to remediate this material weakness through the engagement of additional accounting and financial reporting resources as the Company identifies and pursues a business combination, or through the implementation of compensating controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, the Company’s internal control report is not subject to attestation by its registered public accounting firm.

Item 9B.	Other Information.

During the fiscal year ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s ordinary shares intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Vikas Mittal	44	Director
Vikas Mittal	44	Chief Executive Officer
Vikas Mittal	44	Chief Financial Officer

Our current directors and officers are as follows:

Vikas Mittal - Chief Executive Officer, Chief Financial Officer, and Sole Director (since December 2024)

Mr. Mittal has served as Managing Member and Chief Investment Officer of Meteora Capital, LLC since January 2022. Over his 20-year career as a principal investor, he has deployed capital across event-driven investment strategies. Prior to Meteora Capital, Mr. Mittal was an investment professional at Glazer Capital, LLC from 2005. He began his career on the founding team of Raymond James’ TMT investment banking practice in Palo Alto, California, in 2002, focusing on mid-market mergers and acquisitions and private placements.

Mr. Mittal currently serves as Chief Financial Officer of Berto Acquisition Corp. and Chairman and Chief Financial Officer of CSLM Digital Asset Acquisition Corp III Ltd. He earned a B.S. in Finance, summa cum laude, from the University of Florida, an MBA from NYU Stern School of Business, and holds the CFA designation. Mr. Mittal is qualified to serve as a director due to his extensive professional investment background and experience with special purpose acquisition company transactions.

In connection with the change of control transaction completed in December 2024, the Company’s prior officers and directors resigned and Mr. Mittal was appointed to his current positions as described under “Change of Control” above.

Number, Terms of Office and Appointment of Directors and Officers

The Company’s board of directors consists of one member. The Company’s director holds office for a two-year term. Officers are appointed by the board of directors and serve at its discretion, rather than for specific terms of office.

Committees of the Board of Directors

As of the date of this Annual Report, the Company does not have an Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee. Prior to the change of control transaction completed on December 23, 2024, the Company maintained each of these committees pursuant to committee charters and governance policies then in effect. In connection with the change of control, the Company’s prior directors resigned, and Vikas Mittal was appointed as sole director. Mr. Mittal also serves as the Company’s Chief Executive Officer and Chief Financial Officer and is the Company’s only officer.

As an OTC-quoted company, the Company is not subject to exchange listing standards requiring the maintenance of independent committees. The Company’s sole director performs the functions that would otherwise be performed by these committees, including oversight of financial reporting, executive compensation, and director nominations.

Oversight Functions in the Absence of Standing Committees

In the absence of standing committees, the Company’s sole director performs all functions previously delegated to the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, including oversight of financial reporting and the independent registered public accounting firm, review and approval of compensation arrangements, and governance and director nomination functions. In discharging these responsibilities, the sole director continues to apply the principles and guidelines set forth in the committee charters that were in effect prior to the change of control.

Related Party Transaction Approval and Compensation Oversight

The Company recognizes that its sole director also serving as Chief Executive Officer and Chief Financial Officer presents inherent conflicts of interest in certain governance functions. To mitigate these conflicts, the Company intends to engage independent advisors to review and recommend compensation arrangements and to review material related party transactions prior to approval, with all related party transactions disclosed in accordance with Item 404 of Regulation S-K. The Company’s independent registered public accounting firm provides additional oversight through its annual audit and quarterly review procedures.

Governance Structure and Internal Controls

The Company’s governance structure, in which a single individual serves as sole director, Chief Executive Officer, and Chief Financial Officer, limits the segregation of oversight duties and independent review processes typically provided by a board with multiple independent directors and standing committees. The Company has evaluated whether this structure gives rise to material weaknesses in internal control over financial reporting. See “Item 9A. Controls and Procedures” for management’s assessment.

Plans to Reconstitute Board and Committees

The Company intends to appoint additional independent directors when appropriate, at which time it expects to reconstitute its Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee in accordance with applicable SEC requirements and, if the Company’s securities become listed on a national securities exchange, the applicable exchange listing standards.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers, and employees. A copy of the Code may be reviewed through the Company’s public filings at the SEC’s website at www.sec.gov and will be provided without charge upon request. If the Company makes any substantive amendments to the Code or grants any waiver from a provision applicable to its principal executive officer or principal financial officer, the Company will disclose the nature of such amendment or waiver in accordance with applicable SEC rules.

Conflicts of Interest

See “Item 1. Business — Conflicts of Interest” for a description of potential conflicts of interest involving the Company’s sponsor, sole officer and director, and their affiliates.

Below is a table summarizing the entities to which our executive officer and director currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Vikas Mittal	Samara CSLM LLC	Holding Company	Managing Member

	SAMARA DE V, LLC	Sponsor managing member	Managing Member

	Meteora Capital	Investment management company	Managing Member and Chief Investment Officer

	Investcorp AI Acquisition Corp	Special Purpose Acquisition Company	Chief Executive Officer

	BERTO Acquisition Corp.	Special Purpose Acquisition Company	Chief Financial Officer

	BERTO Acquisition Corp. II	Special Purpose Acquisition Company	Chairman of the Board

	CSLM Digital Asset Acquisition Corp III, Ltd	Special Purpose Acquisition Company	Chairman, Co-Chief Executive Officer and Chief Financial Officer

	Bitcoin Infrastructure Acquisition Corp Ltd.	Special Purpose Acquisition Company	Chief Executive Officer

Limitation on Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit indemnification of officers and directors except to the extent a court holds such provision contrary to public policy, such as indemnification against willful default, fraud, or the consequences of committing a crime. The Company’s amended and restated memorandum and articles of association provide for indemnification of officers and directors to the maximum extent permitted by law, except for liability arising from actual fraud, willful default, or willful neglect. The Company has entered into indemnification agreements with its sole officer and director and maintains a directors’ and officers’ liability insurance policy.

The Company’s officers and directors have waived any right or claim to trust account funds and will not seek recourse against the trust account for any reason. Accordingly, any indemnification obligation can only be satisfied from funds outside the trust account or following consummation of a business combination.

Item 11.	Executive Compensation.

No cash compensation has been paid to the Company’s officers or directors for services rendered. The Company’s sponsor, sole officer and director, or their affiliates may be reimbursed for out-of-pocket expenses incurred in connection with identifying potential target businesses and performing due diligence. Any such reimbursements prior to a business combination will be made from funds outside the trust account. No compensation of any kind, including finder’s or consulting fees, will be paid to the sponsor, officers, directors, or their affiliates prior to completion of a business combination.

In the absence of an audit committee, the Company’s sole director reviews reimbursement payments. The Company acknowledges this creates an inherent conflict, as the sole director is also the individual eligible for reimbursement.

Following a business combination, the Company’s sole officer and director may receive consulting, management, or other compensation from the combined company. The amount of any such compensation is not currently determinable and will be disclosed in proxy or tender offer materials in connection with the proposed business combination. The Company is not party to any employment or benefits agreements with its sole officer and director, and no limit has been established on post-combination compensation.

Mr. Mittal may negotiate employment or consulting arrangements in connection with a business combination. The existence or terms of any such arrangements may influence the evaluation of potential targets. See “Risk Factors — Management compensation in connection with business combination.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company’s ordinary shares as of May 8, 2026, by (i) each person known to beneficially own more than 5% of the outstanding Class A or Class B ordinary shares, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

As of September 23, 2026, there were 8,830,944 ordinary shares outstanding, consisting of 8,830,943 Class A ordinary shares (par value $0.0001 per share) and one Class B ordinary share (par value $0.0001 per share). Unless otherwise indicated, all persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The table does not include ordinary shares underlying outstanding warrants, as these securities are not exercisable within 60 days of the date hereof.

	Class A ordinary shares		Class B ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Current Directors and Executive Officers
Vikas Mittal(3)(5)(6)	8,052,269	91.2%	1	100%	91.2%
All current officers and directors as a group (one individual)	8,025,269	91.2%	1	100%	91.2%
Five Percent Holders		-	-	-	-
Samara Special Opportunities(3)	6,037,499	68.4%	1	100%	68.4%
Europe Acquisition Holdings Limited(4)	2,123,850	24.1%	-	-	24.1%
Meteora Capital, LLC(5)	2,000,000	22.7%	-	-	22.7%

(1)	Unless otherwise noted, the business address of each of the beneficial owners named in the table below is 9th Floor, 60 Nexus Way Camara Bay, PO Box 109, George Town Grand Cayman, Cayman Islands KY1-1104. The business address of our new executive officer and 14F director is 1200 N. Federal Hwy #200, Boca Raton, FL 33432.
(2)	Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. Class B ordinary shares otherwise have the same rights as Class A ordinary shares, except that prior to our initial business combination, only Class B ordinary shares have the right to vote in the election of directors.

(3)	The shares reported in this row are held of record by Samara Special Opportunities, a Cayman Islands company (“Samara”). Vikas Mittal, our Chief Executive Officer, Chief Financial Officer and director, is the sole director of the Samara, and as such, has voting and investment discretion with respect to the shares held of record by Samara and may be deemed to have beneficial ownership of such shares. Mr. Mittal disclaims beneficial ownership of the securities held by Samara other than to the extent of his direct or indirect pecuniary interest in such securities. The business address of the Samara is Cassia Court, Suite 716, 10 Market Street, Camana Bay, Grand Cayman, Cayman Islands.
(4)	Europe Acquisition Holdings Limited, the Sponsor, is the record holder of the shares reported herein. Europe Acquisition Holdings Limited is a consolidated subsidiary of Investcorp Holdings B.S.C., which is domiciled in Bahrain as a holding company. Based on a Schedule 13G filed on February 14, 2024, the shares are beneficially owned by Europe Acquisition Holdings Limited, Investcorp Investment Holdings Limited, Investcorp S.A., Investcorp Holdings Limited and SIPCO Holdings Limited.
(5)	Based on a Schedule 13G filed with the SEC on December 31, 2023, as amended on September 30, 2024, the shares reported above are held of record by certain funds and managed accounts (collectively, the “Meteora Funds”) to which Meteora Capital, LLC (“Meteora Capital”) serves as investment manager. Vikas Mittal, our Chief Executive Officer, Chief Financial Officer and director, is the managing member of Meteora Capital, and as such, has voting and investment discretion with respect to the shares held of record by the Meteora Funds. The business address of the foregoing reporting persons is 1200 N. Federal Hwy, #200, Boca Raton, FL 33432.
(6)	The shares beneficially owned include: (i) 6,037,499 Class A ordinary shares held by Samara; (ii) 1 Class B ordinary share held by Samara; (iii) 1,971,000 Class A ordinary shares held by Meteora Capital LLC and (iv) 43,770 Class A ordinary shares held directly by Mr. Mittal.

The Company’s sponsor, Samara Special Opportunities, beneficially owns approximately 91.2% of the issued and outstanding ordinary shares, including 6,037,499 Class A ordinary shares and one Class B ordinary share. Only holders of founder shares (consisting of the converted Class A ordinary shares retaining Class B terms and the one outstanding Class B ordinary share) have the right to vote on director appointments prior to a business combination. As a result, the sponsor may effectively control the outcome of all matters requiring shareholder approval.

The sponsor holds 11,690,000 of the 16,700,000 outstanding private placement warrants, each exercisable for one Class A ordinary share at $11.50 per share. The terms of the private placement warrants are described under “Description of Securities — Warrants” above.

Samara Special Opportunities and the Company’s sole officer and director, Vikas Mittal, are deemed to be “promoters” of the Company as defined under the federal securities laws.

Transfers of Founder Shares and Private Placement Warrants

The founder shares are subject to lock-up provisions providing that they are not transferable until the earlier of (i) one year after completion of an initial business combination (or earlier if the Class A ordinary share closing price equals or exceeds $12.00 per share for any 20 trading days within a 30-trading-day period commencing at least 120 days after the business combination) or (ii) the date of a subsequent liquidation, merger, or similar transaction in which all shareholders may exchange their shares for cash, securities, or other property. The private placement warrants and underlying shares are not transferable until 30 days after completion of a business combination.

These restrictions are subject to certain permitted transfers, including transfers to officers, directors, affiliates, or family members, provided the transferee agrees in writing to be bound by the same restrictions.

Registration Rights

Holders of founder shares (now converted to Class A ordinary shares), private placement warrants, and the Class A ordinary shares underlying such warrants are entitled to registration rights pursuant to a registration rights agreement, including up to three demand registrations and piggy-back registration rights. The Company bears the expenses of any such registrations. Assuming no working capital loan conversions (as all working capital loans have been novated or forgiven), the securities subject to registration include approximately 8,625,000 Class A ordinary shares and 16,700,000 private placement warrants (and the 16,700,000 Class A ordinary shares underlying such warrants).

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

On December 23, 2024, the Company completed a transaction pursuant to a Purchase Agreement dated December 16, 2024 (the “Purchase Agreement”) with Samara Special Opportunities, a Cayman Islands exempted company (the “Acquirer”), and certain selling parties. Under the Purchase Agreement, the Acquirer purchased from the selling parties an aggregate of one Class B ordinary share, 6,037,499 Class A ordinary shares, and 11,690,000 private placement warrants for an aggregate purchase price of $1.00. This transaction resulted in a change in control of the Company.

As part of this transaction, significant management and board changes occurred. Effective upon closing, Vikas Mittal was appointed Chief Executive Officer, Chief Financial Officer, and Director, replacing prior officers and directors, including Baroness Ruby McGregor-Smith (Chief Executive Officer), Craig Sinfield-Hain (Chief Financial Officer and Chairman), and Alptekin Diler (Chief Investment Officer), who resigned to pursue other opportunities. There were no disagreements between the Company and these individuals regarding the Company’s operations, policies, or practices.

Following the transaction and related redemptions, Mr. Mittal, through the Acquirer, may be deemed to beneficially own approximately 91.2% of the Company’s outstanding ordinary shares and approximately 70% of its private placement warrants.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company may repay the Working Capital Loans out of the proceeds of the trust account released to the Company. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The terms of the warrants would be identical to the terms of the private placement warrants. As of December 31, 2024, the Company had no outstanding borrowings under the Working Capital Loans.

Related Party Policy

The Company has adopted a policy governing the review and approval of related party transactions. A “related party transaction” is any consummated or proposed transaction in which the Company is a participant, the amount exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the prior two completed fiscal years, and in which a related party has a direct or indirect material interest. Related parties include directors, officers, beneficial owners of more than 5% of any class of voting securities, their immediate family members, and any other person who may be a “related person” under Item 404 of Regulation S-K.

In the absence of an audit committee, the Company’s sole director reviews proposed related party transactions, considering whether terms are comparable to arm’s-length dealings, the extent of the related party’s interest, consistency with the Company’s code of ethics, and whether the transaction is in the best interests of the Company and its shareholders. The Company recognizes that its current governance structure, in which the sole director is also the Company’s principal officer and the designee of its controlling shareholder, presents inherent limitations on the independent review of related party transactions. The Company intends to engage independent legal or financial advisors to review material related party transactions prior to approval, with all such transactions disclosed in accordance with Item 404 of Regulation S-K.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to CBIZ CPAs P.C. (“CBIZ”) for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements, reviews of interim financial statements included in Forms 10-Q, and other required filings with the SEC. The aggregate fees billed by CBIZ CPAs P.C. for audit fees, inclusive of required filings with the SEC, for the year ended December 31, 2024, totaled $226,091. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC, for the year ended December 31, 2023, totaled $269,039.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the year end financial statements and are not reported under “Audit Fees.” For the years ended December 31, 2024 and 2023, CBIZ CPAs P.C. and Marcum LLP did not render such services.

Tax Fees. No tax fees were paid to CBIZ for the years ended December 31, 2024 or 2023.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2024 and 2023, CBIZCPAs P.C. and Marcum LLP did not render any of these other services.

Pre-Approval Policy

Prior to the change of control in December 2024, the Company’s audit committee pre-approved all auditing and permitted non-audit services performed by the Company’s independent registered public accounting firm. Following the dissolution of the audit committee, the Company’s sole director is responsible for pre-approving all such services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at page F-1.

(b)	Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description
2.1	Business Combination Agreement, dated April 25, 2023, by and among Investcorp Europe Acquisition Corp I, OpSec Holdings, Opal Merger Sub I, Opal Merger Sub II, Orca Holdings Limited, Orca Midco Limited, Orca Bidco Limited, Investcorp Technology Secondary Fund 2018 L.P. and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on April 26, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated December 14, 2023, by and among the Company, OpSec Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018 L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on December 14, 2023).
2.3	Amendment No. 2 to the Business Combination Agreement, dated March 10, 2024, by and among the Company, OpSec Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018 L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on March 11, 2024).
2.4	Consent, dated as of March 10, 2024, by and among the Company, OpSec Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018, L.P., Mill Reef Capital Fund SCS and, for the purposes of certain sections therein, Crane NXT, Co. (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K filed with the SEC on March 11, 2024).
2.5	Third Amendment to the Business Combination Agreement, dated as of May 3, 2024, by and among Investcorp Europe Acquisition Corp I, OpSec Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018, L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on May 7, 2024).
2.6	Fourth Amendment to the Business Combination Agreement, dated as of August 4, 2024, by and among Investcorp Europe Acquisition Corp I, Zacco Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018, L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on August 5, 2024).
2.7	Fifth Amendment to the Business Combination Agreement, dated as of August 30, 2024, by and among Investcorp Europe Acquisition Corp I, Zacco Holdings, Orca Holdings Limited, Investcorp Technology Secondary Fund 2018, L.P., and Mill Reef Capital Fund SCS (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on September 3, 2024).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on December 7, 2023).
Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on May 22, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).

Exhibit Number	Description
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).
4.3	Specimen Warrant Certificate (included in Exhibit 4.3 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).
4.4	Warrant Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).
4.5	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2022).
10.1	Amended and Restated Promissory Note, dated November 3, 2021, by and between Investcorp Europe Acquisition Corp I as the maker and Europe Acquisition Holding Limited as the payee (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).
10.2	Letter Agreement, dated December 14, 2021, among the Company, its officers and directors and Europe Acquisition Holding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).
10.3	Amendment No. 1 to Letter Agreement, dated April 25, 2023, by and among Europe Acquisition Holdings Limited, the Company, Hazem Ben-Gacem, Peter McKellar, Pamela Jackson, Laurence Ponchaut, Adah Almutairi, Baroness Ruby McGregor-Smith, Alptekin Diler and Craig Sinfield-Hain (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on April 26, 2023).
10.4	Investment Management Trust Agreement, dated December 14, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).
10.5	Amendment No. 1 to the Investment Management Trust Agreement, dated December 11, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 14, 2023).
10.6	Registration Rights Agreement, dated December 14, 2021, among the Company and certain security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).
10.7	Private Placement Warrants Purchase Agreement, dated December 14, 2021, between the Company and Europe Acquisition Holding Limited (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).
10.8	Form of Indemnity Agreement, dated December 14, 2021, between the Company and its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on December 20, 2021).
10.9	Securities Subscription Agreement, dated April 1, 2021, between the Company and Europe Acquisition Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).
10.10	Surrender Share Letter dated October 25, 2021, between the Company and Europe Acquisition Holdings Limited (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 filed with the SEC on November 23, 2021).
10.11	Backstop Agreement, dated April 25, 2023, by and among Europe Acquisition Holdings Limited, the Company, Orca Holdings Limited and OpSec Holdings (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 26, 2023).
10.12	Sponsor Support Agreement, dated April 25, 2023, by and among Europe Acquisition Holdings Limited, OpSec Holdings, the Company, Peter McKellar, Pamela Jackson, Laurence Ponchaut, Adah Almutairi and Baroness Ruby McGregor-Smith (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on April 26, 2023).
10.13	Loan Agreement, dated March 7, 2023, between the Company and Investcorp Funding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on March 7, 2023).

Exhibit Number	Description
10.14	Loan Agreement, dated July 6, 2023, between the Company and Investcorp Funding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on July 10, 2023).
10.15	Loan Agreement, dated November 15, 2023, between the Company and Investcorp Funding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 16, 2023).
10.16	Loan Agreement, dated November 27, 2023, between the Company and Investcorp Funding Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 27, 2023).
10.17	Loan Agreement dated April 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on April 15, 2024).
10.18	Loan Agreement dated June 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 10, 2024).
10.19	Loan Agreement, dated as of August 4, 2024, by and between Investcorp Europe Acquisition Corp I and Orca Midco Limited (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 5, 2024).
10.20	Purchase Agreement dated December 15, 2024, by and among Investcorp Europe Acquisition Corp I., a Cayman islands exempted company (“Company”), Europe Acquisition Holdings Limited (“Sponsor”), Peter McKellar (“McKellar”) Baroness Ruby McGregor-Smith (“McGregor-Smith”), Pam Jackson (“Jackson”), Laurence Ponchaut (“Ponchaut”) and Adah Almutairi (“Almutairi”) and Samara Special Opportunities, a Cayman Island exempted company (the “Acquirer”) (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on December 16, 2024).
10.21	Termination of Letter Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on December 17, 2024).
14.1*	Code of Business Conduct and Ethics.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Dodd-Frank Clawback Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

Item 16.	Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on September 25, 2026.

Invest Acquisition Corporation

By:	/s/ Vikas Mittal
	Name:	Vikas Mittal
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Vikas Mittal	Chief Executive Officer, Chief Financial Officer	September 25, 2026
Vikas Mittal

PART IV

Item 16.	Form 10–K Summary.

INVESTCORP EUROPE ACQUISITION CORP I

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Invest Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Invest Acquisition Corporation (formerly known as Investcorp Europe Acquisition Corp I) (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Correction of an Error and Adoption of Accounting Standards Update 2023-07, Segment Reporting (Topic 280)

The financial statements of the Company as of December 31, 2023 and for the year then ended, before the effects of the adjustments described in Notes 2, 3, and 4 to the financial statements, were audited by other auditors whose report, dated April 11, 2024, expressed an unqualified opinion on those financial statements.

As part of our audit of the December 31, 2024 financial statements, we also audited the adjustments described in Note 2 that were applied to correct an error in the December 31, 2023 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Notes 3 and 4 to the financial statements, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). We have also audited the adjustments to the December 31, 2023 financial statements to retrospectively adjust the disclosures for the adoption of ASU 2023-07 in 2023. In our opinion, such adjustments are appropriate and have been properly applied.

We were not engaged to audit, review, or apply any procedures to the December 31, 2023 financial statements of the Company other than with respect to the adjustments, and accordingly, we do not express an opinion or any other form of assurance on the December 31, 2023 financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before December 17, 2029. There is no assurance that the Company will raise the additional capital it needs to fund its business operations and complete any business combination by December 17, 2029, if at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Houston, Texas
September 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Invest Acquisition Corporation (formerly known as Investcorp Europe Acquisition Corp I)

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Notes 3 and 4 to the financial statements, the accompanying balance sheet of Invest Acquisition Corporation (formerly known as Investcorp Europe Acquisition Corp I) (the “Company”) as of December 31, 2023, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) (the 2023 financial statements before the effects of the adjustments discussed in Notes 3 and 4 to the financial statements are not presented herein). In our opinion, the financial statements, before the effects of the revision adjustments described in Note 2 to the financial statements or to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 3 and 4 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the revision adjustments described in Note 2 to the financial statements or to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 3 and 4 to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

We served as the Company’s auditor from 2021 to 2026.

Houston, Texas

April 11, 2024

INVEST ACQUISITION CORPORATION

BALANCE SHEETS

	As of December 31, 2024	As of December 31, 2023 (as revised)
Assets
Current Assets
Cash	$242,474	$98,676
Prepaid expenses	22,613	76,239
Interest receivable	-	62,706
Total Current Assets	265,087	237,621
Cash held in Trust Account	23,512,246	127,703,238
Total Assets	$23,777,333	$127,940,859

Liabilities, Shares Subject to Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$334,287	$8,650,534
Note Payable to Sponsor	-	4,750,000
Total Current Liabilities	334,287	13,400,534
Warrant liabilities	720,000	7,782,000
Deferred underwriting fee payable	-	12,075,000
Total Liabilities	$1,054,287	$33,257,534

Commitments and Contingencies (Note 12)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,025,520 shares at $11.61 and 11,545,295 shares at $11.07 per share redemption value at December 31, 2024 and December 31, 2023, respectively	23,512,246	127,765,944
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Class A ordinary shares, $0.0001 par value, 400,000,000 shares authorized, 8,624,999 issued and outstanding at December 31, 2024 and December 31, 2023 (excluding 2,025,520 and 11,545,295 shares subject to possible redemption, respectively)	863	863
Class B ordinary shares, $0.0001 par value, 40,000,000 shares authorized, 1 issued and outstanding shares at December 31, 2024 and December 31, 2023, respectively	-	-
Accumulated deficit	(790,063)	(33,083,482)
Total Shareholders’ Deficit	(789,200)	(33,082,619)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$23,777,333	$127,940,859

The accompanying notes are an integral part of these financial statements.

INVEST ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2024	For the Year ended December 31, 2023 (as revised)
Operating costs	$9,522,579	$9,692,500
Loss from Operations	(9,522,579)	(9,692,500)
Other income (expense)
Change in fair value of warrant liabilities	7,062,000	(6,229,750)
Reversal of offering expenses recognized related to waiver of underwriting fee that was allocated at time of IPO	489,650	-
Gain from Business Combination termination	30,000,000	-
Interest earned on Cash held in Trust Account	4,704,304	11,139,272
Forgiveness of legal fees	4,346,926	-
Forgiveness of professional fees	150,000	-
Loss on foreign exchange	-	(17,539)
Interest expense	(261,518)	-
Total other income	46,491,362	4,891,983

Net Income (Loss)	$36,968,783	$(4,800,517)

Basic and diluted weighted average redeemable Class A ordinary shares outstanding	9,916,020	21,277,530
Basic and diluted net income (loss) per redeemable Class A ordinary share	$1.99	$(0.16)
Basic and diluted weighted average non-redeemable ordinary shares outstanding	8,625,000	8,625,000
Basic and diluted net income (loss) per non-redeemable ordinary share	$1.99	$(0.16)

The accompanying notes are an integral part of these financial statements.

INVEST ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2023	8,624,999	$863	1	$-	$-	$(33,083,482)	$(33,082,619)
Extension Contribution	-	-	-	-	-	(750,000)	(750,000)
Remeasurement of redeemable shares to redemption value	-	-	-	-	-	(4,704,304)	(4,704,304)
Deferred underwriting fee payable waiver	-	-	-	-	-	11,585,350	11,585,350
Special dividend to shareholders	-	-	-	-	-	(10,806,410)	(10,806,410)
Net income	-	-	-	-	-	36,968,783	36,968,783
Balance - December 31, 2024	8,624,999	$863	1	$-	$-	$(790,063)	$(789,200)

The accompanying notes are an integral part of these financial statements.

INVEST ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (AS REVISED)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2022	-	$-	8,625,000	$863	$-	$(13,843,693)	$(13,842,830)
Extension Contribution	-	-	-	-	-	(3,300,000)	(3,300,000)
Remeasurement of redeemable shares to redemption value	-	-	-	-	-	(11,139,272)	(11,139,272)
Conversion of Sponsor shares	8,624,999	863	(8,624,999)	(863)	-	-	-
Net loss	-	-	-	-	-	(4,800,517)	(4,800,517)
Balance - December 31, 2023	8,624,999	$863	1	$-	$-	$(33,083,482)	$(33,082,619)

The accompanying notes are an integral part of these financial statements.

INVEST ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2024	For the Year ended December 31, 2023 (as revised)
Cash Flows from Operating Activities:
Net income (loss)	$36,968,783	$(4,800,517)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Offering cost charged to warrant liabilities	(489,650)	-
Interest earned on Cash held in Trust Account	(4,704,304)	(11,076,566)
Change in fair value of warrant liabilities	(7,062,000)	6,229,750
Forgiveness of legal fees	(4,346,926)	-
Forgiveness of professional fees	(150,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	53,626	513,463
Interest receivable	-	(62,706)
Accounts payable and accrued expenses	(3,819,321)	7,366,243
Net cash provided by (used in) operating activities	16,450,208	(1,830,333)

Cash Flows from Investing Activities:
Extension Contributions	(750,000)	(3,300,000)
Withdrawal from Trust Account for Redemptions	109,708,002	243,649,972
Net cash provided by investing activities	108,958,002	240,349,972

Cash Flows from Financing Activities:
Proceeds from affiliate promissory note	2,150,000	4,750,000
Proceeds from Orca promissory note	8,995,643	-
Repayment of Orca promissory note	(8,995,643)	-
Assignment of affiliate promissory note	(6,900,000)	-
Special dividend to shareholders	(10,806,410)	-
Redemption of Class A ordinary shares	(109,708,002)	(243,649,972)
Net cash used in financing activities	$(125,264,412)	$(238,899,972)

Net change in cash	143,798	(380,333)
Cash at beginning of period	98,676	479,009
Cash at end of period	$242,474	$98,676

Supplemental disclosure of cash flow information:
Remeasurement of ordinary shares to redemption value	$4,704,304	$11,139,272
Deferred underwriting fee payable waiver	$12,075,000	$-

The accompanying notes are an integral part of these financial statements.

INVEST ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1—Organization and Business Operation

Investcorp Asia Acquisition Corp I was incorporated in the Cayman Islands on March 22, 2021. On October 7, 2021, the Company changed its name to Investcorp Europe Acquisition Corp I and later changed its name on December 12, 2025 to Invest Acquisition Corporation (the “Company”). The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or assets (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 22, 2021 (inception) through December 31, 2024 relates to the Company’s formation and initial public offering (the “IPO”) of units described below, and since the IPO, the search for a target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination at the earliest. The Company expects to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on December 14, 2021 (the “Effective Date”). On December 17, 2021, the Company consummated its IPO of 34,500,000 units, which included the full exercise of the underwriters’ over-allotment option of 4,500,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed further in Note 5.

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

If the Company seeks shareholder approval to proceed with a Business Combination, a majority of the shares voted in favor of the Business Combination would be required. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 8) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Extension Period. However, if the Sponsor acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 12) held in the Trust Account in the event the Company does not complete a Business Combination within the Extension Period; and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.20 per Public Share.

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

On December 16, 2024, Invest Acquisition Corporation entered into a purchase agreement (the “Purchase Agreement”) with Samara Special Opportunities pursuant to which the existing founder shareholders sold Founder Shares of the Company to Samara Special Opportunities (the “Sponsor Handover”).

On December 17, 2024, the Company received notice from Nasdaq that its securities would be delisted due to failure to complete an initial business combination within the required timeframe of 36 months from the IPO. Trading on Nasdaq was suspended on December 24, 2024, and a Form 25-NSE was filed to remove the Company’s securities from listing and registration. The Company applied for and was granted quotation of its Class A ordinary shares, units, and warrants on the OTCQB Market under the symbols “IVCBF,” “IVCUF,” and “IVCWF,” respectively. If the Company had not been admitted to the OTCQB Market, the securities may have been quoted on the Pink Market. There is no assurance that a broker will continue to make a market in the Company’s securities or that trading will continue.

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

In connection with the approval of the First Extension Amendment, the Sponsor had agreed, by making monthly advancements on the March 2023 Loan (as defined below), to contribute (each such contribution, an “Extension Contribution”) into the Trust Account the lesser of (x) an aggregate of $350,000 or (y) $0.03 per share for each public share that was not redeemed at the First Extraordinary General Meeting for each monthly period (commencing on March 17, 2023 and ending on the 17th day of each subsequent month), or prior thereof, until the earlier of the completion of the initial Business Combination and December 17, 2023. As of December 31, 2023, the Company made nine contribution payments pursuant to the March 2023 Loan, the July 2023 Loan and the November 2023 Loan (as defined below), each in the amount of $350,000, as described below under “Liquidity, Capital Resources and Going Concern.” In connection with the Third Extension, the Company ceased making Extension Contributions on June 17, 2024.

On December 5, 2023, the Company held an extraordinary general meeting (the “Second Extraordinary General Meeting”), at which holders of Public Shares approved an amendment to the Articles to extend the date by which the Company must complete its initial Business Combination from December 17, 2023 to June 17, 2024. As a result of the approval of the extension to June 17, 2024, the Sponsor agreed, by making monthly advancements on the Loans (as defined below), to make Extension Contributions into the Trust Account in the amount of the lesser of (x) an aggregate of $150,000 or (y) $0.02 per share for each Class A ordinary share included as part of the Units sold in the Company’s IPO (including any shares issued in exchange thereof) that were not redeemed at the Second Extraordinary General Meeting for each monthly period (commencing on December 17, 2023 and ending on the 17th day of each subsequent month), or portion thereof, until the earlier of the completion of the initial Business Combination and the Extended Date. For the avoidance of doubt, the maximum aggregate Extension Contributions to the Trust Account shall not exceed $900,000 based on up to six monthly Extension Contributions through the Extended Date. As of December 31, 2023, the Company had made one Extension Contribution pursuant to the Second November 2023 Loan in the amount of $150,000. Subsequent to December 31, 2023, the Company made an additional five Extension Contributions in the aggregate of $750,000.

Additionally, at the Second Extraordinary General Meeting holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. The holders of 7,460,372 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $11.00 per share for an aggregate redemption amount of approximately $82.0 million, leaving 11,545,295 Public Shares outstanding. Following this redemption, the balance in the Trust Account was approximately $127.0 million.

On May 21, 2024, the Company held an extraordinary general meeting (the “Third Extraordinary General Meeting”) to vote on a proposal to approve an amendment to the Company’s Articles extending the date by which the Company must complete its initial Business Combination from June 17, 2024 to December 17, 2024 (the “Third Extension Amendment Proposal”), and the shareholders approved the Third Extension Amendment Proposal at that meeting. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,159,610 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $11.32 per share for an aggregate redemption amount of approximately $24.4 million, leaving 9,385,685 Public Shares outstanding. Following this redemption, the balance in the Trust Account was approximately $106.2 million.

On December 17, 2024, the Company held an extraordinary general meeting (the “Fourth Extraordinary General Meeting”) to vote on a proposal to approve an amendment to the Company’s Articles extending the date by which the Company must complete its initial Business Combination from December 17, 2024 to December 17, 2025 (the “Fourth Extension Amendment Proposal”), and the shareholders approved the Fourth Extension Amendment Proposal at that meeting. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 7,360,165 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $11.58 per share for an aggregate redemption amount of approximately $85.3 million, leaving 2,025,520 Public Shares outstanding. Following this redemption, the balance in the Trust Account was approximately $23.5 million.

On December 12, 2025, the Company held an extraordinary general meeting of shareholders (the “December 2025 Meeting”). At the December 2025 Meeting, the Company’s shareholders approved by special resolution, among other things, that: (i) the Company’s name be changed from “Investcorp Europe Acquisition Corp I” to “Invest Acquisition Corporation” (the “Name Change”); (ii) the date by which the Company must complete its Business Combination from December 17, 2025 to December 17, 2027 (the “Extension” and with respect to December 31, 2027, the “Extended Date”); and (iii) the Company’s Amended and Restated Memorandum and Articles of Association be amended and restated in their entirety to reflect the Name Change and the Extension (the “Second Amended and Restated Memorandum and Articles of Association”). In connection with the December 2025 Meeting, holders of Public Shares were afforded the opportunity to require the Company to redeem their Public Shares for their pro rata share of the Trust Account. In connection with the December 2025 Meeting, the holders of 18,226 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $12.04 per share for an aggregate redemption amount of approximately $0.2 million, leaving 2,007,294 Public Shares outstanding. Following this redemption, the balance in the Trust Account was approximately $24.2 million.

On September 24, 2026 , the Company held an extraordinary general meeting of shareholders (the “September 2026 Meeting”). At the September 2026 Meeting, the Company’s shareholders approved by special resolution, among other things, that (i) the date by which the Company must complete its Business Combination be extended from December 17, 2027 to December 17, 2029 (the “September 2026 Extension”; and (b) the Company’s Second Amended and Restated Memorandum and Articles of Association be amended and restated in their entirety to reflect the September 2026 Extension (the “Third Amended and Restated Memorandum and Articles of Association”). On September 22, 2026, in connection with the September 2026 Meeting, the holders of 1,801,349 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $12.31 per share for an aggregate redemption amount of approximately $22.2 million, leaving 205,945 Public Shares outstanding. Following payment of the redemptions, the balance in the Trust Account is anticipated to be approximately $2.5 million. See Note 14.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had $242,474 in its operating bank accounts and a working capital deficit of $69,200. For the year ended December 31, 2024, approximately $4,704,304 of the amount on deposit in Investments held in the Trust Account represented interest income and $750,000 represented an Extension Contribution, all of which are available to pay the Company’s tax obligations, if any.

The Company’s liquidity needs up to December 17, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 8) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 8). In addition, in order to finance transaction costs in connection with the Business Combination, the Company’s Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 8). As of December 31, 2024 and 2023, there were no amounts outstanding under any Working Capital Loans.

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

On October 9, 2024, the Company entered into an agreement with Orca Midco Ltd, (the “Incoming Party”), whereby the Company novated the Loans to the Incoming Party as well as received a cash payment in the amount of $3,523,620. The Incoming Party accepted all obligations for the Loans and agreed with the lender that the maturity date for all Loans would be December 31, 2024. Interest on the Loans shall accrue daily to the Incoming Party at a rate of SOFR + 3.25%, calculated on the basis of the actual number of days elapsed and a 360-day year.

The total amount outstanding under the Loans entered into on March 7, 2023, July 6, 2023, November 15, 2023, November 27, 2023, April 15, 2024, June 6, 2024 and any other Working Capital Loans as of December 31, 2024 and December 31, 2023 was $0 and $4,750,000, respectively.

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

On December 17, 2024, the Company received notice from Nasdaq that its securities would be delisted due to failure to complete an initial business combination within the required timeframe of 36 months from the IPO. Trading on Nasdaq was suspended on December 24, 2024, and a Form 25-NSE was filed to remove the Company’s securities from listing and registration. The Company applied for and was granted quotation of its Class A ordinary shares, units, and warrants on the OTCQB Market under the symbols “IVCBF,” “IVCUF,” and “IVCWF,” respectively. If the Company had not been admitted to the OTCQB Market, the securities may have been quoted on the Pink Market. There is no assurance that a broker will continue to make a market in the Company’s securities or that trading will continue.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following geopolitical instability resulting from ongoing global conflicts, including armed conflicts in Eastern Europe and the Middle East. In response to these conflicts, NATO, the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against aggressor nations and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to countries affected by these conflicts, increasing geopolitical tensions among a number of nations. The resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of these ongoing and future conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from global conflicts and subsequent sanctions or related actions, and tariffs on imports from foreign countries, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Note 2—Revision to Prior Period Financial Statements

In the first quarter of 2024, the Company was made aware of printing fees that were incurred, but not recorded, for the year ended December 31, 2023. This resulted in an understatement of expenses and accrued expenses for the year ended December 31, 2023.

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on this evaluation, taking into account the guidance in SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), the Company concluded that the correction would not be material to the financial position or results of operations for the year ended December 31, 2023. The audited financial statements as of December 31, 2023 are revised as follows:

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

Statement of Operations for the year ended December 31, 2023
Formation and operating costs	$9,306,623	$385,877	$9,692,500
Loss from Operations	(9,306,623)	(385,877)	(9,692,500)
Net Loss	$(4,414,640)	$(385,877)	$(4,800,517)
Basic and diluted net loss per redeemable Class A ordinary share	$(0.15)	$(0.01)	$(0.16)
Basic and diluted net loss per non-redeemable ordinary share	$(0.15)	$(0.01)	$(0.16)

Statement of Changes in Shareholders’ Deficit for the year ended December 31, 2023
Accumulated Deficit	$(32,697,605)	$(385,877)	$(33,083,482)
Total Shareholders’ Deficit	$(32,696,742)	$(385,877)	$(33,082,619)

Statement of Cash Flows for the year ended December 31, 2023
Net loss	$(4,414,640)	$(385,877)	$(4,800,517)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,980,366	385,877	7,366,243

Note 3—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use, and short-term debentures, with original periods to maturity not exceeding three months, to be cash equivalents. The Company had cash of $242,474 and $98,676 as of December 31, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of December 31, 2024 and December 31, 2023.

Cash Held in Trust Account

As of December 31, 2024 and December 31, 2023, the assets held in the Trust Account consisted of cash in the amount of $23,512,246 and $127,703,238, respectively.

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

Net Income (Loss) Per Ordinary Share

The Company’s statements of operations include a presentation of net income (loss) per share for Ordinary Shares subject to possible redemption and applies the two-class method in calculating net income (loss) per share. Net income (loss) per Ordinary Share, basic and diluted, is calculated by dividing the pro- rata allocation of net income (loss) for each class, by the weighted average number of Class A and Class B non-redeemable Ordinary Shares outstanding for the period. Net income (loss) is allocated pro-rata between Class A redeemable and Class B non-redeemable shares based on their respective weighted average shares outstanding for the period. The potential Ordinary Shares for outstanding Public and Private Warrants to purchase the Company’s Ordinary Shares were excluded from diluted earnings per share because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year ended December 31, 2024		For the Year ended December 31, 2023 (as revised)
	Redeemable Class A Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Class A Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$19,771,468	$17,197,315	$(3,415,870)	$(1,384,647)

Denominator:
Weighted-average shares outstanding	9,916,020	8,625,000	21,277,530	8,625,000

Basic and diluted net income (loss) per share	$1.99	$1.99	$(0.16)	$(0.16)

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

Convertible Working Capital Loans

The Company may obtain working capital loans from the Sponsors and the Company’s officers, directors and affiliates to provide additional working capital and finance transaction costs. Up to $2,000,000 of such loans may, at the option of the lenders, be converted into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant. As of December 31, 2024 and 2023, there was $0 and $2,000,000, respectively outstanding under the convertible working capital loans.

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

Accordingly, as of December 31, 2024 and December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2024 and December 31, 2023, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	December 31, 2024	December 31, 2023
As of beginning of the period, January 1	$127,765,944	$356,976,644
Less:
Redemptions as a result of Special Shareholder Meeting	(109,708,002)	(243,649,972)
Plus:
Extension contribution	750,000	3,300,000
Remeasurement of Class A ordinary shares to redemption value	4,704,304	11,139,272
Class A Ordinary Shares subject to possible redemption	$23,512,246	$127,765,944

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31,2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share-Based Compensation

The Company accounts for share-based compensation awards in accordance with ASC 718, Compensation—Stock Compensation. Share-based compensation expense is measured at the grant-date fair value of the awards and recognized over the requisite service period on a straight-line basis. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model, which requires assumptions related to expected volatility, expected term, risk-free interest rate, and expected dividend yield. The Company recognizes forfeitures as they occur. Share-based compensation expense is included within the applicable operating expense categories in the accompanying statements of operations.

Non-Redemption Agreement

In connection with the extension of the deadline to consummate an initial business combination from December 17, 2025 to December 17, 2027, the Company, the Sponsor and certain investors entered into a Non-Redemption Agreement (the “NRA”) dated March 31, 2025 (see Note 14) with Meteora Entities, a related party to the Sponsor, pursuant to which such investors agreed not to redeem, or to rescind any previously submitted redemption demand with respect to, an aggregate of 2,000,000 Class A ordinary shares, par value $0.0001 per share, in connection with the extension. In consideration for such non-redemption commitment, and subject to the terms of the NRA, the Company agreed to transfer to such investors shares at the closing of the Company’s initial business combination. The Share Consideration Payment is calculated as the product of (i) the Investor Shares, (ii) sixty percent and (iii) the Per-Share Redemption Price as defined in the Charter (the “Share Consideration Payment”). The Share Consideration Payment shall be made concurrently with the closing of the Company’s Initial Business Combination directly from the Company’s Trust Account in conjunction with the Company’s flow of funds meeting with the Trust Account’s trustee (the Closing).

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024 (see Note 4).

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted the standard for the fiscal year beginning January 1, 2025 and is currently evaluating the impact of its pending adoption of ASU 2023-09 on its financial position, results of operations or financial statement disclosure.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4—Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which includes the following:

	As of December 31, 2024	As of December 31, 2023
Cash	$242,474	$98,676
Cash Held in Trust Account	$23,512,246	$127,703,238

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023 (as revised)
Operating Costs	$9,522,579	$9,692,500
Interest earned on Cash held in Trust Account	$4,704,304	$11,139,272

The CODM reviews operating costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM also reviews interest earned on cash held in Trust Account to review and forecast the amounts held in the Trust Account available to complete a business combination or similar transaction. These items, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Note 5—Initial Public Offering

On December 17, 2021 the Company sold 34,500,000 Units, which included 4,500,000 units from the underwriters’ full exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000. Each Unit consists of one Class A Ordinary Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment (see Note 11).

Note 6—Terminated Business Combination Agreement

On April 25, 2023, the Company entered into a Business Combination Agreement (as subsequently amended, the “Business Combination Agreement”) with Zacco Holdings (formerly OpSec Holdings), a Cayman Islands exempted company (“Pubco”), certain merger subsidiaries of Pubco, Orca Holdings Limited (“Orca”) and its subsidiaries, and the shareholders of Orca, Investcorp Technology Secondary Fund 2018, L.P. (“ITSF”) and Mill Reef Capital Fund ScS (collectively, the “Orca Shareholders”). Pursuant to the Business Combination Agreement, and subject to certain terms and conditions, the Orca Shareholders would have contributed all outstanding ordinary shares of Orca to Pubco in exchange for 23,577,550 Pubco Ordinary Shares, $10,000,000 in cash, and the right to receive up to an additional 1,277,550 Pubco Ordinary Shares upon the occurrence of certain triggering events, following which the Company would have merged with and into a subsidiary of Pubco, with Class A ordinary shares and warrants of the Company being exchanged for corresponding Pubco securities. In connection with the Business Combination Agreement, the Company and certain related parties entered into ancillary agreements, including a Backstop Agreement pursuant to which the Sponsor committed to purchase up to $50,000,000 in Pubco equity securities for a fixed price at $10.00 per share, a Sponsor Support Agreement providing for, among other things, the cancellation of 2,555,100 Class B ordinary shares and the transfer of 2,050,000 warrants to the Orca Shareholders, and lock-up and registration rights agreements.

The Business Combination Agreement was subsequently amended on five occasions.

On December 14, 2023, the First Amendment provided Orca option holders who are not executives of OpSec, the right to elect to cash out up to 10% of their options, cancelled certain executive options, and established a seven-member post-closing Pubco board.

On March 10, 2024, the Second Amendment was entered into concurrently with a stock purchase agreement for the divestiture of the OpSec business conducted through Orca Bidco and its subsidiaries (the “Divestiture”), with the Zacco business being retained by Orca Midco. The Divestiture was consummated on May 7, 2024, with net proceeds deposited into a third-party escrow account. The Second Amendment also provided for the conversion of Class B ordinary shares into Class A ordinary shares (effected January 2, 2024), added representations, warranties and covenants regarding the Zacco business, required delivery of audited Zacco financial statements, established a fairness opinion process, and added termination rights in favor of the Company with associated termination payments ranging from $25,000,000 to $30,000,000 depending on the timing and nature of the termination event.

The amounts payable to the Company and the termination events triggering payment are: (a) upon a termination by the Company or OpSec due to the failure of the Transactions to be consummated by the Outside Date, (i) $30,000,000 if such termination occurs during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurs at any other time, in each case, so long as the Company is not the cause of such failure; (b) upon a termination by the Company or OpSec due to a governmental order that permanently prohibits the consummation of the Transactions, (i) $30,000,000 if such termination occurs during the Post-Divestiture Termination Period, and (ii) $25,000,000 if such termination occurs at any other time, in each case, so long as the Company is not the cause of such governmental order; (c) upon a termination by the Company due to a material breach of the Business Combination Agreement by OpSec or the OpSec Shareholders, $30,000,000 (or, alternatively, the Company may initiate an action against OpSec and/or the OpSec Shareholders to seek damages); and (d) upon a termination by the Company due to either (i) the inability of the Company to obtain the Fairness Opinion or (ii) a good faith determination by the Special Committee, after consultation with its outside legal counsel and other advisors, that the consummation of the Transactions following the consummation of the Divestiture is not in the best interests of the Company and the Company’s shareholders holding SPAC Class A Shares (other than Sponsor) in accordance with the Cayman Companies Act, $30,000,000. Except for any amounts payable to the Company described in clause (d) above, all termination amounts payable to the Company shall be due and payable when such amounts have been (A) agreed in writing by the Company and OpSec or (B) determined by a court of competent jurisdiction.

On May 3, 2024, the Company entered into the Third Amendment. As part of the amendment, the Divestiture proceeds to be deposited in the Divestiture Proceeds Escrow Account was reduced by certain specified transaction expenses which were outlined on Schedule IX (“Specified Transaction Expenses”) to be paid to the Company either at or promptly following the closing of the Divestiture. The Specified Transaction Expenses amounted to $7,800,000 and were to be credited against Pubco’s obligation to bear the Company’s expenses in the event the Business Combination closed. If the Second Merger closing did not occur prior to May 28, 2024, Orca Midco was entitled to receive a $3,000,000 advance from the Divestiture Proceeds Escrow Account. If the Second Merger Closing did not occur prior to August 26, 2024, Orca Midco was entitled to receive an additional $73,800,000 net of the first advance. This was subject to the execution of a promissory note for the second amount. Additionally, the Company’s Special Committee termination right window was extended from the original two-weeks to through August 10, 2024. Lastly, the Termination Amount payable to the Company was increased to $30,000,000 to be reduced by the Specified Company Transaction Expenses plus 8% per annum of accrued interest.

On August 4, 2024, the Fourth Amendment provided for the release of an additional $1,195,643 to the Company for settlement of expenses and extended the Company’s termination right through August 30, 2024. Upon a termination of the Business Combination Agreement by the Company or Orca due to a governmental order that permanently prohibits the consummation of the Transactions, the Termination Amount payable to the Company shall be $30,000,000 so long as written notice of such termination is provided during the period following the Divestiture Closing and ending on and including August 30, 2024, and the Termination Amount to be paid to the Company upon certain terminations of the Business Combination Agreement shall be further reduced by the amount of the Additional Specified Company Transaction Expenses plus notional interest accruing daily from the date the Additional Specified Company Transaction Expenses are advanced to the Company (or such other person as the Company directs) up to and including the date of termination of the Business Combination Agreement at a rate of 8% per annum.

On August 30, 2024, the Fifth Amendment revised the post-closing Pubco board composition to six members, shortened the post-closing dividend timeline to five business days, required reasonable best efforts to arrange third-party financing to facilitate such dividend, and extended the Company’s termination right through September 30, 2024.

Termination of the Business Combination Agreement

On September 24, 2024, the Company terminated the Business Combination Agreement and all ancillary agreements. Under the terms of the Business Combination Agreement, the Company was entitled to a termination amount of $30.0 million. The $30.0 million termination amount was satisfied through a combination of transactions, including (i) the payment of the Orca Midco promissory note totaling approximately $9.3 million, related to the release of approximately $7.8 million for settlement of expenses plus notional interest at 8% per annum as a result of the Third Amendment, as well as approximately $1.2 million of transaction expenses plus notional interest at 8% per annum that was released in the Fourth Amendment, both of which are disclosed above; (ii) approximately $10.3 million of proceeds released from the divestiture escrow account on September 26, 2024; and (iii) a novation and payment arrangement totaling approximately $10.4 million, comprised of the assignment of approximately $6.9 million of outstanding loans to Orca Midco Limited (Note 8) and a cash payment of approximately $3.5 million, together satisfying the remaining outstanding portion of the termination amount.

Special Dividend Distribution of the Termination Payment

On October 22, 2024, the Company’s board of directors declared a distribution of the net amount of the $30.0 million termination payment after satisfaction of the Company’s liabilities pro rata to all holders of Class A ordinary shares, equal to $0.60 per Class A ordinary share, payable on November 12, 2024 to shareholders of record at the close of business on November 4, 2024. The pro rata distribution of the net amount of the Termination Payment had no impact on the rights of holders of the Class A ordinary shares, including with regard to liquidation rights or redemption of the Trust Account.

Subscription Agreement

On December 15, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Pubco, Orca, and Sakata INX Corporation (the “Subscriber”), pursuant to which the Subscriber subscribed for 5,000,000 convertible loan notes issued by Orca for an aggregate purchase price of $5,000,000, of which $4,750,000 was received during 2023, and remainder $250,000 during 2024. On the terms and subject to the conditions set forth in the loan notes, the loan notes would have been automatically novated from Orca to Pubco and simultaneously converted into 526,316 Pubco Ordinary Shares. The Subscription Agreement was to terminate upon, among other things, valid termination of the Business Combination Agreement or if the conditions to closing were not satisfied. Following the consummation of the Divestiture, the conditions to closing were no longer capable of being satisfied, and on May 15, 2024, the Company and the Subscriber executed a repayment letter under which the Company’s obligations under the loan notes were fully and finally discharged and the loan notes were cancelled.

Note 7—Private Placement Warrants

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

Note 8—Related Party Transactions

Founder Shares

On April 1, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B Ordinary Shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 3, 2021, the Sponsor transferred 1,287,917 Founder Shares its directors, at approximately $0.12 per share. On December 14, 2021, in connection with the increase in the size of the IPO, the Company effected a capitalization increasing the number of founder shares held by each initial shareholder by 20%, thereby increasing the aggregate number of issued and outstanding founder shares to 8,625,000. This resulted in a benefit to the Company from the excess fair value of shares issued over the nominal purchase price. The excess fair value of the Founder Shares over their nominal purchase price was estimated to be $5,292,600. The Company accounted for the transfer of founder shares to the directors in accordance with ASC 718, “Stock Based Compensation”. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

The Sponsor and the Company’s directors and executive officers agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Share equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a Business Combination, or (y) if the Company consummates a transaction after the initial Business Combination which results in shareholders having the right to exchange their shares for cash, securities or other property.

On December 22, 2023, and effected on January 2, 2024, the Sponsor and certain directors and officers of the Company voluntarily elected to convert an aggregate 8,624,999 Class B Ordinary Shares to Class A Ordinary Shares, par value $0.0001 per share, on a one-for-one basis in accordance with the Articles. Following this conversion, there was 1 Class B ordinary share outstanding, the holder of which retains sole power to appoint or remove directors, and 8,624,999 Class A ordinary shares that are non-redeemable.

On December 16, 2024, a purchase agreement was entered into by and among Samara Special Opportunities (the “Acquirer”), Investcorp Europe Acquisition Corp I., Europe Acquisition Holdings Limited, Peter McKellar, Baroness Ruby McGregor-Smith, Pam Jackson, Laurence Ponchaut and Adah Almutairi (each a “Party” and collectively the “Parties” and “Sellers”). Pursuant to the Agreement, the Sponsor and Parties collectively transferred the remaining share, non redeemable Class A shares, Founder Share and Private Placement Warrants to the Acquirer for $1.00, subject to full discharge of SPAC Liabilities and the Underwriter waiver of the deferred portion of the underwriting fee. See below for breakout of shares sold by each party in the transaction:

Party	Share Type	Shares Sold	Shares Retained	Total
Sponsor	Founder Shares	4,955,649 Class A 1 Class B	2,123,850 Class A	7,079,499 Class A 1 Class B
McKellar	Director Shares	402,500 Class A	172,500 Class A	575,000 Class A
McGregor-Smith	Director Shares	603,750 Class A	258,750 Class A	862,500 Class A
Jackson	Director Shares	25,200 Class A	10,800 Class A	36,000 Class A
Ponchaut	Director Shares	25,200 Class A	10,800 Class A	36,000 Class A
Almutairi	Director Shares	25,200 Class A	10,800 Class A	36,000 Class A
TOTAL		6,037,499 Class A 1 Class B	2,587,500 Class A	8,624,999 Class A 1 Class B

In accordance with ASC 718 as described above, the Director Shares that were sold and retained represent forfeitures as the performance condition that the directors remain in their position as of the Business Combination date can no longer be achieved. Accordingly, the $5,292,600 excess fair value of the Founder Shares noted at the grant date above will no longer be recognized at Business Combination.

In connection with the extension of the deadline to consummate an initial business combination from December 17, 2025 to December 17, 2027, the Company, the Sponsor and certain investors who are affiliates of the Acquirer, entered into a Non-Redemption Agreement (the “NRA”) dated March 31, 2025, pursuant to which such investors agreed not to redeem, or to rescind any previously submitted redemption demand with respect to, an aggregate of 2,000,000 Class A ordinary shares, par value $0.0001 per share, in connection with the extension (see Note 14). In consideration for such non-redemption commitment, and subject to the terms of the NRA, the Company agreed to transfer to such investors shares at the closing of the Company’s initial business combination. The Share Consideration Payment is calculated as the product of (i) the investor shares, (ii) sixty percent and (iii) the per-share redemption price as defined in the Amended and Restated Memorandum and Articles of Association (the “Share Consideration Payment”). The Share Consideration Payment shall be made concurrently with the closing of the Company’s Initial Business Combination.

On May 26, 2025, the parties thereto entered into an Amendment No. 1 to the Purchase Agreement, pursuant to which the Sellers agreed to forfeit an aggregate of 916,876 founder shares and 1,002,000 private placement warrants upon the consummation of the Company’s initial business combination.

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

On March 7, 2023, the Company entered into a non-interest bearing convertible unsecured loan (the “March 2023 Loan”) in the principal amount of up to $2,000,000 from one of the Sponsor’s affiliates to provide the Company with additional working capital and to fund the Extension Contributions. The March 2023 Loan constitutes a Working Capital Loan as defined above. The portion of the Loan used to provide the Company with additional working capital was not deposited into the Trust Account. The March 2023 Loan was convertible into private placement warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The conversion option did not meet the criteria to be considered embedded derivative under ASC 815-15, “Embedded Derivatives.” As such, the conversion option will not be bifurcated and accounted for separately at fair value.

In addition, on July 6, 2023, November 15, 2023, November 27, 2023, April 15, 2024 and June 6, 2024, the Company entered into non-interest bearing unsecured loans in the principal amount of up to $1,700,000 (the “July 2023 Loan”), in the principal amount of up to $500,000 (the “November 2023 Loan”), in the principal amount of up to $1,250,000 (the “Second November 2023 Loan”), in the principal amount of up to $750,000 (the “April 2024 Loan”), and in the principal amount of up to $1,200,000 (the “June 2024 Loan,” together with the March 2023 Loan, the July 2023 Loan, the November 2023 Loan, the Second November 2023 Loan, the April 2024 Loan, and June 2024 Loan, the “Loans”) with an affiliate of the Sponsor to provide the Company with additional working capital and to fund monthly Extension Contribution payments into the Trust Account until the earlier of a completion of the Business Combination or the Extended Date. The portion of the Loans used to provide the Company with additional working capital were not deposited into the Trust Account.

On October 9, 2024, the Company entered into an agreement with Orca Midco Ltd, (the “Incoming Party”), whereby the Company assigned the Loans to the Incoming Party, and the Incoming Party assumed the Company’s obligations under the Loans as part of a termination payment settlement of $30.0 million (see Note 6).

The total amount outstanding under the Loans as of December 31, 2024 and 2023 was $0 $4,750,000, respectively, of which $3,300,000 was utilized as Extension Contributions.

Non-Redemption Agreement

In connection with the extension of the deadline to consummate an initial business combination from December 17, 2025 to December 17, 2027, the Company, the Sponsor and certain investors entered into a Non-Redemption Agreement (the “NRA”) dated March 31, 2025 (see Note 14) with Meteora Entities, a related party to the Sponsor, pursuant to which such investors agreed not to redeem, or to rescind any previously submitted redemption demand with respect to, an aggregate of 2,000,000 Class A ordinary shares, par value $0.0001 per share, in connection with the extension. In consideration for such non-redemption commitment, and subject to the terms of the NRA, the Company agreed to transfer to such investors shares at the closing of the Company’s initial business combination. The Share Consideration Payment is calculated as the product of (i) the Investor Shares, (ii) sixty percent and (iii) the Per-Share Redemption Price as defined in the Charter (the “Share Consideration Payment”). The Share Consideration Payment shall be made concurrently with the closing of the Company’s Initial Business Combination directly from the Company’s Trust Account in conjunction with the Company’s flow of funds meeting with the Trust Account’s trustee (the Closing).

Note 9—Class A Ordinary Shares Subject to Possible Redemption

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2024 and December 31, 2023, there were 8,624,999 Class A Ordinary Shares issued or outstanding (excluding 2,025,520 and 11,545,295 shares subject to possible redemption, respectively).

On March 14, 2023, in connection with the First Extraordinary General meeting, shareholders holding an aggregate 15,494,333 Public Shares exercised their right to redeem their shares leaving 19,005,667 redeemable Class A ordinary shares outstanding as of that date.

On December 5, 2023, in connection with the Second Extraordinary General meeting, shareholders holding an aggregate 7,460,372 Public Shares exercised their right to redeem their shares leaving 11,545,295 redeemable Class A ordinary shares outstanding as of that date.

On May 21, 2024, in connection with the Third Extraordinary General meeting, shareholders holding an aggregate 2,159,610 Public Shares exercised their right to redeem their shares leaving 9,385,685 redeemable Class A ordinary shares outstanding as of that date.

On December 17, 2024, in connection with the Fourth Extraordinary General meeting, shareholders holding an aggregate 7,360,165 Public Shares exercised their right to redeem their shares leaving 2,025,520 redeemable Class A ordinary shares outstanding as of that date.

On December 12, 2025, in connection with the Fifth Extraordinary General meeting, shareholders holding an aggregate 18,226 Public Shares exercised their right to redeem their shares leaving 2,007,294 redeemable Class A ordinary shares outstanding as of that date.

On September 22, 2026, shareholders redeemed 1,801,349 of 2,007,294 public shares at approximately $12.31 per share, leaving 205,945 public shares outstanding. Following payment of the redemptions, the Trust balance is anticipated to have approximately $2.5 million.

Note 10—Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 1,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company Board. As of December 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 40,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2024 and December 31, 2023, there was one Class B Ordinary Share issued and outstanding.

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

All of the terms and conditions applicable to the Class B ordinary shares set forth in the letter agreement, dated December 14, 2021 and as amended on April 25, 2023 and December 11, 2023, by and among the Company, its officers, its directors and the Sponsor (the “Letter Agreement”), shall continue to apply to the Class A ordinary shares into which the Class B ordinary shares converted, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account (as defined in the Letter Agreement) or any monies or other assets held therein. In connection with the Sponsor Handover, the Company, its Sponsor and the other undersigned parties terminated the Letter Agreement.

Note 11—Warrant Liabilities

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

Redemption of Warrants when the price per Class Ordinary Share equals or exceeds $18.00.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Redemption of Warrants when the price per Class Ordinary Share equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A Ordinary Shares;

●	if, and only if, the Reference Value (as defined above under “—Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like); and

●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 12—Commitments & Contingencies

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

In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee was payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 10, 2024, one of the Company’s underwriters resigned and provided a waiver of expenses and fees, pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee. Accordingly, the $6,037,500 waived fee was recorded to accumulated deficit, which represented their portion of the full $12,075,000. On September 24, 2024, the Business Combination was terminated. Accordingly, the remaining $5,547,850 of deferred underwriting fee payable was waived and recorded to accumulated deficit. The Company recognized other income of $489,650 related to offering expenses recognized related underwriting fee that was allocated at time of IPO.

As of December 31, 2024 and December 31, 2023, there were $0 and $12,075,000, respectively, accrued for deferred underwriting fees.

Legal Fees

The Company entered into an agreement with its legal counsel to provide services in connection with a Business Combination for a contingent fee of $893,755 (the “Success Fee”). Payment of which was contingent upon successful consummation of a Business Combination. As of December 31, 2024, there were no amounts incurred and accrued related to this agreement, as the fee is contingent upon the closing of the initial Business Combination.

On May 3, 2024, the Company renegotiated its fees, inclusive of all unbilled fees incurred through April 30, 2024 as well as the Success Fee, with its legal counsel. As a result of such negotiation, the Company negotiated a fee of $7,800,000 for all incurred services and agreements, inclusive of the Success Fee described above, with an additional $1,800,000 deferred to the closing of a successful Business Combination with Orca Holdings.

The $7,800,000 in renegotiated fees was paid to the legal counsel from the Divestiture Escrow account and upon the termination of the Business Combination Agreement, it became an offset to the $30,000,000 termination payment (see Note 6).

Upon the termination of the Business Combination Agreement, this amount was no longer payable as it was contingent upon the consummation of the Business Combination. As such, the $1,800,000 deferred fee payable was derecognized. As a result of this renegotiation and the subsequent termination of the Business Combination Agreement, the Company recognized a gain related to the renegotiation of legal fees in the amount of $4,346,926 in the statement of operations.

Consulting Agreements

In April 2023, the Company entered into two agreements with each of the IPO underwriters, each to act as a capital markets advisor and as a placement agent in relation to the Business Combination. On June 9, 2023, the Company terminated the two engagement letters with one of the IPO underwriters, and such termination nullified the Company’s obligation to pay any fees under such agreements. With respect to the other IPO underwriter, as compensation for their services, half of a placement fee of 3.0% of the gross proceeds of securities sold in the placement will be paid to the agent upon consummation of the placement (the “Placement Fee”) and $4,000,000 will be paid to the agent upon consummation of the Business Combination (the “Transaction Fee”). The Placement Fee and the Transaction Fee obligations were terminated per the termination letter received on June 10, 2024. The Company paid the legal counsel of the remaining underwriter and third-party consultant $1,185,488 for the expenses incurred by the legal counsel in connection with the business combination, which was paid through the Divestiture Escrow Account as part of the Additional Specified Transaction Expenses.

In June 2023, the Company entered into an agreement with a third-party consultant to provide advisory services in relation to the Business Combination. On July 15, 2024, the Company terminated the agreement with the third-party consultant and entered into a new agreement on July 24, 2024. As compensation for those services, an advisory fee of $3,000,000 is payable in the event the transaction is consummated (the “Advisory Fee”). The Advisory Fee will only become payable in the event the Business Combination is consummated and as such nothing will be recorded until that time.

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

Upon consummation of the change of control transaction on December 16, 2024, all consulting agreements and obligations thereunder, including the placement fee, transaction fee, advisory fee, and expense reimbursement obligations, were terminated. The Company has no ongoing obligations under any pre-change-of-control consulting agreements.

Note 13—Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and December 31, 2023:

As of December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Trust Account	$23,512,246	$-	$-
Liabilities
Public Warrants	$-	$366,000	$-
Private Placement Warrants	$-	$-	$354,000
Total	$23,512,246	$366,000	$354,000

As of December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets
Cash held in Trust Account	$127,703,238	$-	$-
Liabilities
Public Warrants	$3,954,000	$-	$-
Private Placement Warrants	$-	$-	$3,828,000
Total	$131,657,238	$-	$3,828,000

The Public Warrants were reclassified from Level 1 to Level 2 as a result of the delisting of the Company’s Class A ordinary shares and Public Warrants from the Nasdaq in December 2024.

Cash held in Trust Account

As of December 31, 2024, the assets held in the Trust Account were held in a bank account. On December 14, 2023, in order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, the Company instructed Continental to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing bank demand deposit account until the earlier of consummation of the Company’s initial Business Combination or liquidation.

During the period from March 22, 2021 (inception) through December 31, 2024, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

The composition of the Company’s fair value of assets held in the Trust Account on December 31, 2024 and December 31, 2023 is as follows:

	Fair Value as of December 31, 2024	Fair Value as of December 31, 2023
Cash	$23,512,246	$127,703,238

Warrant Liabilities

As of December 31, 2024 and 2023, the Company’s warrant liabilities were valued at $720,000 and $7,782,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Private Warrant Liability
Fair Value as of December 31, 2023	$3,828,000
Change in fair value	(3,474,000)
Fair Value as of December 31, 2024	$354,000

The following table provides the significant inputs into the Monte Carlo method for the fair value of the Public and Private Warrants:

Input	12/31/2024	12/31/2023
Share price	$10.51	$11.02
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.38%	3.84%
Volatility	0.001%	15.88%
Term (in years)	5.96	5.06
Dividend yield	-%	-%

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the public warrants and Private Placement Warrants. As of December 31, 2024, the fair value of public warrants was valued using the listed price on an over-the-counter (“OTC”) market which is considered to be Level 2 fair value measurement. The fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants, which is also considered level 2 fair value instrument. As of December 31, 2023, the fair value of the public warrants were valued based on the listed market price of the public warrants since they began trading on December 17, 2021 and the fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants, which is considered to be a Level 2 fair value measurement.

Note 14—Subsequent Events

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

In connection with the extension of the deadline to consummate an initial business combination from December 17, 2025 to December 17, 2027, the Company, the Sponsor and certain investors entered into a Non-Redemption Agreement (the “NRA”) dated March 31, 2025, pursuant to which such investors agreed not to redeem, or to rescind any previously submitted redemption demand with respect to, an aggregate of 2,000,000 Class A ordinary shares, par value $0.0001 per share, in connection with the extension. In consideration for such non-redemption commitment, and subject to the terms of the NRA, the Company agreed to transfer to such investors shares at the closing of the Company’s initial business combination. The Share Consideration Payment is calculated as the product of (i) the Investor Shares, (ii) sixty percent and (iii) the Per-Share Redemption Price as defined in the Charter (the “Share Consideration Payment”). The Share Consideration Payment shall be made concurrently with the closing of the Company’s Initial Business Combination directly from the Company’s Trust Account in conjunction with the Company’s flow of funds meeting with the Trust Account’s trustee (the Closing).

On May 26, 2025, the parties thereto entered into an Amendment No. 1 to the Purchase Agreement, pursuant to which the Sellers agreed to forfeit an aggregate of 916,876 founder shares and 1,002,000 private placement warrants upon the consummation of the Company’s initial business combination.

On May 27, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Vikas Mittal, in the capacity as the representative for the shareholders of the Company and their successors and assignees) (“Investcorp Representative”); (ii) Investcorp Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub”); (iii) Nexx HoldCo, LLC, a Delaware limited liability company (“Nexx HoldCo”); (iv) Michael Hanlon, as the representative for the members of Nexx HoldCo and their successors and assignees) (“Nexx HoldCo Representative”); and (v) Hanire LLC, a Delaware limited liability company (“Hanire”), pursuant to which Merger Sub will merge with and into Nexx HoldCo (the “Merger”), with Nexx HoldCo as the surviving company in the Merger and, as a result of the Merger, Nexx HoldCo will become a wholly owned subsidiary of the Company and each of the units of membership interest of Nexx HoldCo will be automatically converted into the right to receive ordinary shares of the Company.

On August 14, 2025, the Company and Nexx HoldCo executed a termination letter to terminate the Merger Agreement, dated as of May 27, 2025, by and among (i) the Company; (ii) Vikas Mittal, in the capacity as the representative for the shareholders of the Company and their successors and assignees); (iii) Investcorp Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company; (iv) Nexx HoldCo; (v) Michael Hanlon, in the capacity as the representative for the members of Nexx HoldCo and their successors and assignees); and (vi) Hanire LLC, a Delaware limited liability company.

On December 12, 2025, the Company held an extraordinary general meeting of shareholders (the “December 2025 Meeting”). At the December 2025 Meeting, the Company’s shareholders approved by special resolution, among other things, that: (i) the Company’s name be changed from “Investcorp Europe Acquisition Corp I” to “Invest Acquisition Corporation” (the “Name Change”); (ii) the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities be extended from December 17, 2025 to December 17, 2027 (the “Extension”); and (iii) the Company’s Amended and Restated Memorandum and Articles of Association be amended and restated in their entirety to reflect the Name Change and the Extension. The proposals were approved by the Sponsor and ten other shareholders representing approximately 99.76% of the issued and outstanding voting shares of the Company. In connection with the December 2025 Meeting, the Company’s public shareholders were provided the opportunity to redeem all or a portion of their Class A ordinary shares at a per-share price equal to the aggregate amount then on deposit in the trust account, including interest earned thereon, divided by the number of then-outstanding public shares. 18,226 out of 2,025,520 public shares were redeemed at a redemption price of approximately $12.04 per share, leaving 2,007,294 public shares remaining outstanding. Following this redemption, the balance in the trust account was approximately $24.2 million.

On September 24, 2026, the Company held the September 2026 Meeting. At the September 2026 Meeting, the Company’s shareholders approved by special resolution, among other things, the September 2026 Extension and adoption of the Company’s Third Amended and Restated Memorandum and Articles of Association. On September 22, 2026, in connection with the September 2026 Meeting, the holders of 1,801,349 Class A ordinary shares properly exercised their rights to redeem their shares for cash at a redemption price of $12.31 per share for an aggregate redemption amount of approximately $22.2 million, leaving 205,945 Public Shares outstanding. Following payment of the redemptions, the balance in the Trust Account is anticipated to be approximately $2.5 million.